Form 10-Q
period 2003-03-31
HECHINGER LIQUIDATION TRUST
filed 2003-05-15
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

    x         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

_____    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	52-7230151 (I.R.S. Employer Identification No.)

1801 McCormick Drive, Largo, Maryland (Address of principal executive offices)	20774 (Zip Code)

Registrant’s telephone number, including area code: (301) 883-4501

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x	No_____

Indicate by mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes_____	No x

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes x	No_____

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
(in thousands)

	As of	As of
	March 31,	September 30,
	2003	2002

Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$8,529	$15,337
Reserved	28,555	36,231
Restricted	10,097	10,939
Other	14,129	134

Total cash and cash equivalents	61,310	62,641

Preference claims receivable, net of costs of recovery of $1,061 and $2,860, respectively	4,155	10,042
Other assets	1,518	2,507

Total assets	66,983	75,190

Liabilities
Unimpaired claims payable	13,763	15,452
Convenience claims payable	33	47
Distribution payable to holders of allowed impaired claims	2,096	3,854
Estimated costs of liquidation	7,330	11,655

Total liabilities	23,222	31,008

Net Assets in Liquidation	$43,761	$44,182

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
(in thousands)

	For the period from January 1, 2003 through March 31, 2003	For the period from January 1, 2002 through March 31, 2002	For the period from October 1, 2002 through March 31, 2003	For the period from October 26, 2001 (Effective Date) through March 31, 2002

Increase/(Decrease) in Net Assets in Liquidation
(Increase)/Decrease in estimated fair value of unimpaired claims payable	$(248)	$2,142	$336	$2,142
Increase in estimated fair value of preference claims receivable, net	1,187	591	1,187	591
Interest income	123	351	299	629
Other increases	199	—	245	—
(Increase) in estimated costs of liquidation	—	(998)	—	(998)

Increase in Net Assets in Liquidation before distribution	1,261	2,086	2,067	2,364

Distribution to holders of allowed impaired claims
Increase in distribution payable	1,519	—	2,488	—

Net (decrease)/increase in Net Assets in Liquidation after distribution	(258)	2,086	(421)	2,364

Net Assets in Liquidation at beginning of period	44,019	65,009	44,182	64,731

Net Assets in Liquidation at end of period	$43,761	$67,095	$43,761	$67,095

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
(in thousands)

	For the period from October 1, 2002 through March 31, 2003	For the period from October 26, 2001 (Effective Date) through March 31, 2002

Cash receipts
Preference claims collections, before costs of recovery	$8,112	$6,418
Other receipts, net	1,393	664
Interest income	299	629

Total cash receipts	9,804	7,711

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	2,194	—
Preference recoveries	1,038	1,348
Trust operations	785	961
Operating expenses	1,345	1,268
Unimpaired claims	1,513	7,466
Convenience claims	14	177

Total cash disbursements	6,889	11,220

Increase/(decrease) in cash and cash equivalents before distribution paid	2,915	(3,509)

Distribution paid	4,246	—

Decrease in cash and cash equivalents	(1,331)	(3,509)

Cash and cash equivalents at beginning of period	62,641	92,379

Cash and cash equivalents at end of period	$61,310	$88,870

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1.     Background and Basis of Presentation

Background

     Hechinger Liquidation Trust (the “Trust”) was established effective October 26, 2001 (the “Effective Date”) in accordance with the Revised First Amended Consolidated Plan of Liquidation (the “Plan”) for Hechinger Investment Company of Delaware, Inc., et al., (“Hechinger” or the “Debtors”) confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) by an order dated October 5, 2001. The Trust is governed by, among other things, the Liquidation Trust Agreement.

     The purpose of the Trust is to hold and effectuate an orderly disposition of the trust assets (the “Trust Assets”) and to distribute the Trust Assets or proceeds thereof in accordance with the Plan. All cash and other property of Hechinger were transferred to the Trust pursuant to the terms of the Plan as of the Effective Date so that, among other things, the Trust may (i) make all distributions required under the Plan (“Distributions”) or payments to holders of claims allowed pursuant to the Plan (“Allowed Claims”); (ii) resolve, either consensually or through litigation, all disputed claims asserted against Hechinger, pursuant to the Plan (“Disputed Claims” and, together with Allowed Claims, the “Claims”); (iii) pursue claims assigned to the Trust; and (iv) liquidate any and all remaining assets of Hechinger. The Trust will terminate upon the earlier of (a) the fulfillment of the Trust’s purpose by the liquidation of all of the Trust Assets and the distribution of the proceeds thereof in accordance with the Plan or (b) by October 26, 2005, unless the Bankruptcy Court approves an extension of the term.

     Certain types (“Classes”) of Claims will be paid in full under the Plan, and therefore are also referred to as “Unimpaired Claims.” Unimpaired Classes of Claims, as well as Convenience Class Claims (certain small Claims), are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. Reserves required under the Plan for future estimated expenses of the Trust (i.e., the Wind-down Reserve and the Litigation Reserve (see Note 7)) are reflected in the Statements of Net Assets in Liquidation as estimated costs of liquidation.

     Certain other Classes of Claims receive all remaining net proceeds, if any, of the Trust after the expenses and all creditors of the Trust are paid. Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) (collectively, the “Impaired Claims”) is deemed to hold a pro rata beneficial interest in the Trust based upon the Allowed amount of their Claim as compared to the total amount of all Impaired Claims ultimately allowed (the “Beneficial Interests”). Holders of Disputed Impaired Claims receive Beneficial Interests in accordance with the Plan upon resolution of their Disputed Claims and to the extent such Claims become Allowed Claims. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 9).

     On August 9, 2002, the Bankruptcy Court signed an Order (the “Reserve Order”) allowing a motion by the Trust to establish the amounts of reserves for Disputed Claims (the “Disputed Claims Reserves”). To the extent that the Disputed Unimpaired Claims Reserve required under the Reserve Order exceeds Unimpaired Claims Payable (see Note 5), the balance is a contingent reserve for Excess Disputed Unimpaired Claims (see Note 8). The Reserve Order also authorized the Trust to make an initial Distribution (the “Initial Distribution”) to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 4.515%, and established a 4.515% Reserve for Disputed Impaired Claims (see Note 3). The unpaid amount of the Initial Distribution to holders of Allowed Impaired Claims is reflected as a liability in the Statements of Net Assets in Liquidation (see Note 6).

Basis of Presentation

     The Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Trust, at estimated fair value. The Statements of Changes in Net Assets in Liquidation primarily reflect any Distributions paid to holders of Beneficial Interests (as defined below) and changes in the estimated fair value of the Trust’s assets and liabilities.

     The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the Trust’s financial statements and notes thereto as of September 30, 2002 and October 26, 2001 (Effective Date), and for the period from October 26, 2001 (Effective Date) through September 30, 2002.

2.      Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Actual results are likely to differ from those estimates and those differences may be significant.

3.      Cash

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is reserved to assure the availability of funds for payment to holders of Impaired Claims who have not received the 4.515% Initial Distribution. During the period from October 1, 2002 through March 31, 2003, the Trust paid approximately $4.2 million in Initial Distributions, and decreased the required balance in Available Cash by a net amount of approximately $2.6 million based on the resolution of a number of previously Disputed Impaired Claims, leaving a total as of March 31, 2003 of approximately $8.5 million of Available Cash.

     Reserved Cash is held by the Trust to assure payment of the Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain specific contingencies should occur. See Note 8 for details of specific reserves and their related amounts.

     Restricted Cash consists of cash held as collateral for a letter of credit and cash held in escrow accounts.

     Other Cash had not been designated to a specific reserve or fund as of a particular date. Other Cash increased by approximately $14.0 million from September 30, 2002 to March 31, 2003 to a balance of approximately $14.1 million. The increase is primarily the result of (i) net preference and other cash receipts totaling approximately $6.2 million (after costs of preference collection of approximately $1.0 million, and after allocating preference collections of approximately $2.6 million to a reserve in accordance with a stipulation), (ii) an approximately $4.5 million decrease in the contingent reserve for Excess Disputed Unimpaired Claims (see Note 8), and (iii) the net decrease of approximately $2.6 million in the required balance of Available Cash.

4.      Preference Claims Receivable

     The Trust’s preference claims receivable (the “Preference Receivables”) are reflected in the accompanying Statements of Net Assets in Liquidation at their net estimated fair value of approximately $4.2 million, net of estimated costs of recovery of approximately $1.1 million, at March 31, 2003 and approximately $10.0 million, net of estimated costs of recovery of approximately $2.9 million, at September 30, 2002.

     During the period from October 1, 2002 through March 31, 2003, the Trust collected approximately $8.1 million in preference recoveries, paid approximately $1.0 million in fees and expenses associated with such recoveries, and increased its estimate of the fair value of the remaining preference receivables by approximately $1.2 million. During the period from October 26, 2001 (Effective Date) through March 31, 2002, the Trust collected approximately $6.4 million in preference recoveries, paid approximately $1.3 million in fees and expenses associated with such recoveries, and increased its estimate of the fair value of the remaining preference receivables by approximately $0.6 million. Approximately $2.6 million of net preference recoveries during the current period were required to be designated to a reserve as part of a stipulation with Fleet Retail Finance Inc. (“Fleet”) (see Note 8).

     The fair value of Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.

5.      Unimpaired Claims Payable

     During the period from October 1, 2002 through March 31, 2003, the Trust paid out approximately $1.5 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Unimpaired Claims by approximately $0.3 million. During the period from October 26, 2001 (Effective Date) through March 31, 2002, the Trust paid out approximately $7.5 million to holders of Unimpaired Claims and decreased its estimate of the aggregate settlement amounts of the remaining Unimpaired Claims by approximately $2.1 million. These adjusted estimates resulted from certain Unimpaired Claims being settled, in the aggregate, for less than the previously estimated fair value of such Claims.

     The fair value of Unimpaired Claims Payable is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. However, no assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Unimpaired Claims, individually or in the aggregate.

6.      Distribution Payable

     Distribution payable decreased by approximately $1.8 million from September 30, 2002 to March 31, 2003 as a result of Initial Distributions from Available Cash totaling approximately $4.2 million, offset by an increase of approximately $2.5 million with respect to newly Allowed Impaired Claims not yet paid the Initial Distribution.

7.      Estimated Costs of Liquidation

     The Litigation Reserve and the Wind-down Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Trust was required to establish and fund the Wind-down Reserve to pay administration costs and costs of holding and liquidating the Trust’s assets. During the period from October 1, 2002 through March 31, 2003, the Trust paid out approximately $2.1 million of expenses from this reserve, resulting in the remaining Wind-down Reserve of approximately $6.1 million as of March 31, 2003. During the period from October 26, 2001 (Effective Date) through March 31, 2002, the Trust paid out approximately $2.2 million of expenses from this reserve, and increased the Wind-down Reserve by approximately $1.0 million based on updated estimates of the aggregate wind-down expenses of the Trust.

     Pursuant to the Plan, the Trust also established a reserve of $3.0 million as of October 26, 2001 (Effective Date) to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action (the “Litigation Reserve”). During the period from October 1, 2002 through March 31, 2003, the Trust paid out approximately $2.2 million from the Litigation Reserve, resulting in a remaining Litigation Reserve of approximately $1.2 million as of March 31, 2003. During the period from October

26, 2001 (Effective Date) through March 31, 2002, no disbursements were made from the $3.0 million Litigation Reserve. During the subsequent periods from April 1, 2002 through September 30, 2002, the Trust increased the Litigation Reserve by $3.5 million, in accordance with the approval process set forth in the Plan. During the same subsequent periods, the Trust paid out approximately $3.1 million from the Litigation Reserve.

     Discovery in the Committee Action is substantially complete, except for the defendants delivering their expert reports, which the Court has ordered them to do by June 16, 2003. The Trustee believes that the remaining Litigation Reserve of approximately $1.2 million as of March 31, 2003 may not be adequate to cover all future expenses of these actions. However, a meaningful estimate of future costs can only be made after the expert reports have been received and the appropriate response can be formulated. Because any increase in the Litigation Reserve requires approval, as provided in the Plan, an increased estimate is not reflected in the financial statements of the Trust until such time as this estimate of additional future costs, if any, can be determined, and the requisite approval is obtained.

8.      Bankruptcy Reserves Required

     Reserves, other than those funded by Restricted Cash, or included in Cash Designated as Available for Distribution to Holders of Impaired Claims, consist of:

($ in thousands)	As of	As of
	March 31, 2003	September 30, 2002

Liability Reserves
Wind-down (net of related escrow of $278)	$5,867	$7,998
Litigation	1,185	3,379
Unimpaired Claims (net of collateralized letter of credit of $9,331 and $10,118, respectively)	4,432	5,334
Convenience Claims	33	47

Total Liability Reserves	11,517	16,758

Contingent Reserves
Fleet	11,000	8,447
Excess Disputed Unimpaired Claims	3,013	7,559
Minimum Reserve	3,000	3,000
Preference Vendors	25	60
Former Employees	—	407

Total Contingent Reserves	17,038	19,473

Total Reserves	$28,555	$36,231

     A stipulation between the Trust and Fleet required that the Trust increase the Fleet Reserve to a total of $11.0 million, funded from net preference recoveries (see Note 4). During the period from October 1, 2002 through March 31, 2003, approximately $2.6 million of net preference proceeds were applied to this reserve, increasing it to the stipulated $11.0 million balance.

     The approximately $4.5 million decrease in the Excess Disputed Unimpaired Claims Reserve from September 30, 2002 to March 31, 2003 resulted from the Bankruptcy Court approving certain Claims settlements, the effects of which were previously taken into account in the Trust’s estimate of Unimpaired Claims Payable as of September 30, 2002.

     In January 2003, the Former Employees Reserve was ordered released, as the Former Employees’ appeal period from the related adverse ruling had expired.

9.      Impaired Claims

     As of March 31, 2003 and as of September 30, 2002, the Trust’s estimate of the total fair value of Impaired Claims was approximately $793.4 million and approximately $812.8 million, respectively. The fair value of Impaired Claims is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

     During the period from October 1, 2002 through March 31, 2003, approximately $4.2 million was distributed, under the Initial Distribution, to holders of Allowed Impaired Claims. Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Trust.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Reference is made to the unaudited financial statements of the Trust as of March 31, 2003 and September 30, 2002 and for the periods from October 1, 2002 through March 31, 2003 and from October 26, 2001 (Effective Date) through March 31, 2002, and the notes thereto (the “Unaudited Trust Financial Statements”), included in Part I of this Form 10-Q. The following information concerning the Trust’s financial performance and condition should be read in conjunction with the audited Trust Financial Statements as of September 30, 2002 and October 26, 2001 (Effective Date) and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto. The Unaudited Trust Financial Statements have been prepared on the same basis as the audited Trust Financial Statements, using the liquidation basis of accounting, and, in the opinion of the Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Trust’s results for such periods. The Trust’s results for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Accounting Policies and Estimates.

     The following discussion and analysis of the Trust’s net assets in liquidation, changes in net assets in liquidation and cash receipts and disbursements is based on the Unaudited Trust Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these Financial Statements, the Trustee is required to make estimates and assumptions which affect the reported amounts of assets in liquidation at estimated fair value, liabilities in liquidation at estimated fair value, resolution of disputed claims, resolution of current and potential litigation and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

Changes in net assets in liquidation and cash flows.

i)     For the periods from January 1, 2003 through March 31, 2003 and from January 1, 2002 through March 31, 2002.

     Net assets in liquidation decreased by approximately $0.3 million during the period from January 1, 2003 through March 31, 2003, to the balance of approximately $43.8 million, as a result of an increase of approximately $1.5 million in Distribution Payable, and an increase of approximately $0.2 million in estimated fair value of Unimpaired Claims payable, offset by an increase of approximately $1.2 million in estimated fair value of net preference claims receivable, and interest income and other increases of approximately $0.3 million.

     Net assets in liquidation increased by approximately $2.1 million during the period from January 1, 2002 through March 31, 2002, to the balance of approximately $67.1 million, as a result of a decrease of approximately $2.1 million in estimated fair value of Unimpaired Claims payable, an approximately $0.6 million increase in estimated fair value of preference claims receivable, and interest income of approximately $0.4 million, offset by an increase of approximately $1.0 million in estimated costs of liquidation. The decrease in the estimated fair value of Unimpaired Claims payable resulted from Claims settlements aggregating approximately $2.1 million less than previously expected. The increase in estimated costs of liquidation was based on a revised forecast of operational requirements prior to the termination of the Trust.

ii)     For the periods from October 1, 2002 through March 31, 2003 and from October 26, 2001 (Effective Date) through March 31, 2002.

     Net assets in liquidation decreased by approximately $0.4 million during the period from October 1, 2002 through March 31, 2003 as a result of an increase of approximately $2.5 million in Distribution Payable, offset by an increase of approximately $1.2 million in estimated fair value of net preference claims receivable, a decrease of approximately $0.3 million in estimated fair value of Unimpaired Claims payable and interest income and other increases of approximately $0.5 million. Changes in net assets in liquidation during the period from October 26, 2001 (Effective Date) through March 31, 2002 were the same as the changes during the three month period ended March 31, 2002, except for approximately $0.3 million in additional interest income.

     Cash and cash equivalents decreased approximately $1.3 million during the period from October 1, 2002 through March 31, 2003, to the balance of approximately $61.3 million, primarily as a result of approximately $4.2 million in Distributions paid, approximately $2.2 million in legal fees paid with respect to the Bondholder Action and the Committee Action, and approximately $2.1 million in operating expenses, offset by approximately $7.1 million in preference receipts, net of costs of collection. Distributions paid related to the Initial Distribution pursuant to the Reserve Order entered in August 2002.

     Cash and cash equivalents decreased approximately $3.5 million during the period from October 26, 2001 (Effective Date) through March 31, 2002, primarily as a result of approximately $7.5 million in payments for Unimpaired Claims and approximately $2.2 million in operating expenses, offset by approximately $5.1 million in preference receipts, net of costs of collection.

Net assets in liquidation.

i)     Cash and cash equivalents and preference receivables.

     The Trust’s cash and cash equivalents balance of approximately $61.3 million and approximately $62.6 million as of March 31, 2003 and September 30, 2002, respectively, is classified as either (a) Available Cash, (b) Reserved, (c) Restricted or (d) Other.

     Available Cash decreased by approximately $6.8 million from September 30, 2002 to March 31, 2003, to a balance of approximately $8.5 million, as a result of approximately $4.2 million in Initial Distributions made by the Trust, and a net decrease in the required balance in Available Cash by approximately $2.6 million based on the resolution of a number of previously Disputed Impaired Claims.

     Reserved Cash decreased by approximately $7.7 million from September 30, 2002 to March 31, 2003, to a balance of approximately $28.6 million, as a result of changes in the various liabilities and contingent reserves discussed below (see also Note 8 to the Unaudited Trust Financial Statements filed herein).

     Restricted Cash decreased by approximately $0.8 million from September 30, 2002 to March 31, 2003, to a balance of approximately $10.1 million as of March 31, 2003. This balance primarily consists of the Secured Claim asserted by Kemper.

     Other Cash increased by approximately $14.0 million from September 30, 2002 to March 31, 2003, to a balance of approximately $14.1 million. The increase is primarily a result of (i) the net decrease of approximately $2.6 million in the required balance of Available Cash, (ii) an approximately $4.5 million decrease in the contingent reserve for Excess Disputed Unimpaired Claims (described below under “iii), Contingent Reserves”) and (iii) net preference and other cash receipts totaling approximately $6.2 million (after costs of preference collection of approximately $1.0 million, and after allocating preference collections of approximately $2.6 million to the Fleet Reserve in accordance with a stipulation between the Trust and Fleet). See Significant Contingent Reserves, below, for further discussion and definitions.

     Preference claims receivable, net of costs of recovery, decreased by approximately $5.9 million from September 30, 2002 to March 31, 2003, to a balance of approximately $4.2 million primarily due to collections of approximately $7.1 million of preference claims, net of costs of collection, and an increase in the estimated fair value of the remaining preference claims receivable of approximately $1.2 million. This increase in the estimated fair value resulted from costs of collection which were lower than previously estimated, as well as from favorable settlements in several preference actions.

ii)     Liabilities.

     Unimpaired Claims payable decreased by approximately $1.7 million from September 30, 2002 to March 31, 2003, to a balance of approximately $13.8 million, primarily as a result of Claims payments of approximately $1.5 million and a decrease in the estimated fair value of the remaining Unimpaired Claims payable of approximately $0.3 million.

     Distributions payable decreased by approximately $1.8 million from September 30, 2002 to March 31, 2003, to a balance of approximately $2.1 million primarily as a result of Initial Distributions from Available Cash totaling approximately $4.2 million, offset by an increase of approximately $2.5 million with respect to newly Allowed Impaired Claims. As Disputed Impaired Claims become Allowed, their Initial Distribution is reflected in Distributions payable until paid.

     Estimated costs of liquidation decreased by approximately $4.3 million from September 30, 2002 to March 31, 2003, to a balance of $7.3 million due to disbursements totaling approximately $2.1 million from the Wind-down Reserve and approximately $2.2 million from the Litigation Reserve.

     Discovery in the Committee Action is substantially complete, except for the defendants delivering their expert reports, which the Court has ordered them to do by June 16, 2003. The Trustee believes that the remaining Litigation Reserve of approximately $1.2 million as of March 31, 2003 may not be adequate to cover all future expenses of these actions. However, a meaningful estimate of future costs can only be made after the expert reports have been received and the appropriate response can be formulated. Because any increase in the Litigation Reserve requires approval, as provided in the Plan, an increased estimate is not reflected in the financial statements of the Trust until such time as this estimate of additional future costs, if any, can be determined, and the requisite approval is obtained.

     The Litigation covered by this reserve is complex in nature and scale and forecasting its total cost is very difficult, especially in the early stages of the litigation and during the discovery process. The Litigation Reserve has increased primarily from the unexpected level of activity and duration in connection with the Committee Action. The initial plan for the case did not anticipate the number and scope of discovery requests, depositions, and motions, and various delays in scheduling and proceeding with the case. Additionally, the defenses raised by the defendants required expenditures at levels not originally anticipated; the expenses for experts in insolvency and valuation have also been greater than originally anticipated. In addition, the trial date for the Committee Action, originally expected to be in late 2002, is now scheduled for early 2003. The trial date for the Bondholder Action is scheduled for October 2003.

iii)     Contingent Reserves.

     Contingent reserves decreased by approximately $2.4 million from September 30, 2002 to March 31, 2003, to a balance of approximately $17.0 million (see Note 8 to the Unaudited Trust Financial Statements). The most significant changes in contingent reserves were as follows:

     As a result of a stipulation between the Trust and Fleet, the amount of a reserve for potential future claims of Fleet against the Trust in connection with the Bondholder Action and the Committee Action is set at $11.0 million, to be funded with preference receipts starting in August 2002. During the period from October 1, 2002 through March 31, 2003, approximately $2.6 million of net preference proceeds were applied to this reserve, increasing it to the stipulated $11.0 million balance.

     The reserve for Excess Disputed Unimpaired Claims decreased approximately $4.5 million from September 30, 2002 to March 31, 2003, to a balance of approximately $3.0 million, as a result of the Bankruptcy Court approving certain Claims settlements, the effects of which were previously taken into account in the Trust’s estimate of Unimpaired Claims Payable as of September 30, 2002.

     The Plan had provided for a reserve of approximately $0.4 million, based on a motion filed in the Bankruptcy Court seeking allowance of purported administrative expense Claims relating to certain severance and retention benefits for certain former employees of Hechinger. In January 2003, this Reserve was ordered released, as the Former Employees’ appeal period from the related adverse ruling had expired.

Forward-Looking Statements.

     This quarterly report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Trust. The actual results of the Trust could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, the Trust’s success in securing claims settlements on the terms currently contemplated in ongoing negotiations and in other estimates of settlement value, the effect of substantial delays in settling contingent assets and liabilities, resulting in a prolonged period of liquidation, economic conditions, changes in tax and other government rules and regulations applicable to the Trust and other risks. These risks are beyond the ability of the Trust to control, and in many cases, the Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by any forward-looking statements included in this Form 10-Q. When used in this quarterly report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and other similar expressions as they relate to the Trust or the Trustee are intended to identify forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Trust does not hold any market risk sensitive instruments.

Item 4.  Controls and Procedures.

     The Trust has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations. These controls and procedures are also designed to ensure that such information is communicated to the Liquidation Trustee, to allow him to make timely decisions about required disclosures.

     The Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, which was conducted within 90 days prior to the date of this report, the Liquidation Trustee concluded that the Trust’s disclosure controls and procedures are effective.

     There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Liquidation Trustee’s most recent evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

     No material developments during the period.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

           Exhibit Number                      Document

99.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: May 15, 2003	By: /s/ Conrad F. Hocking Name: Conrad F. Hocking Title: Liquidation Trustee

CERTIFICATION

I, Conrad F. Hocking, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hechinger Liquidation Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and representatives of the Committee:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Conrad F. Hocking Conrad F. Hocking Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

99.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.