Form 10-Q
period 2003-06-30
HECHINGER LIQUIDATION TRUST
filed 2003-08-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	52-7230151 (I.R.S. Employer Identification No.)

1801 McCormick Drive, Largo, Maryland (Address of principal executive offices)	20774 (Zip Code)

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

Yes [X]	No [ ]

Indicate by mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]	No [ ]

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	June 30,	September 30,
	2003	2002

Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$8,981	$15,337
Reserved	25,425	36,231
Restricted	9,945	10,939
Other	802	134

Total cash and cash equivalents	45,153	62,641
Preference receivables, net of costs of recovery of $1,918 and $2,860, respectively	7,075	10,042
Other assets	1,503	2,507

Total assets	53,731	75,190

Liabilities
Unimpaired claims payable	11,749	15,452
Convenience claims payable	30	47
Distribution payable to holders of allowed impaired claims	789	3,854
Estimated costs of liquidation	8,539	11,655

Total liabilities	21,107	31,008

Net Assets in Liquidation	$32,624	$44,182

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

				For the period
	For the period	For the period	For the period	from
	from	from	from	October 26, 2001
	April 1, 2003	April 1, 2002	October 1, 2002	(Effective Date)
	through	through	through	through
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Increase/(decrease) in Net Assets in Liquidation
Decrease in estimated fair value of unimpaired claims payable	$1,576	$1,000	$1,912	$3,142
Increase in estimated fair value of preference receivables, net	4,123	666	5,311	1,257
Interest income	112	323	412	952
Other increases	105	59	348	59
Increase in estimated costs of liquidation	(3,000)	(748)	(3,000)	(1,746)

Increase in Net Assets in Liquidation before distribution	2,916	1,300	4,983	3,664

Distribution to holders of allowed impaired claims
Distribution declared	13,450	—	13,450	—
Increase in distribution payable	603	—	3,091	—

Total distribution	14,053	—	16,541	—

Net (decrease)/increase in Net Assets in Liquidation after distribution	(11,137)	1,300	(11,558)	3,664

Net Assets in Liquidation at beginning of period	43,761	67,095	44,182	64,731

Net Assets in Liquidation at end of period	$32,624	$68,395	$32,624	$68,395

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

		For the period
	For the period	from
	from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
	June 30, 2003	June 30, 2002

Cash receipts
Preference collections, before costs of recovery	$10,071	$10,361
Other receipts, net	1,575	724
Interest income	412	952

Total cash receipts	12,058	12,037

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	2,884	2,184
Preference recoveries	1,779	2,222
Trust operations	1,224	2,052
Operating expenses	2,008	1,838
Unimpaired claims	2,028	10,510
Convenience claims	17	208

Total cash disbursements	9,940	19,014

Increase/(decrease) in cash and cash equivalents before distribution paid	2,118	(6,977)

Distribution paid	19,606	—

Decrease in cash and cash equivalents	(17,488)	(6,977)

Cash and cash equivalents at beginning of period	62,641	92,379

Cash and cash equivalents at end of period	$45,153	$85,402

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust

Notes to Unaudited Financial Statements

1. Background and Basis of Presentation

Background

     Hechinger Liquidation Trust (the “Liquidation Trust”) was established effective October 26, 2001 (the “Effective Date”) in accordance with the Revised First Amended Consolidated Plan of Liquidation (the “Plan”) for Hechinger Investment Company of Delaware, Inc., and its affiliates (the “Debtors”), which had filed for bankruptcy under Chapter 11 of the United States Code. The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) by an order dated October 5, 2001. The Liquidation Trust is governed under the terms of a Liquidation Trust Agreement.

     The Liquidation Trust has no authority to engage in any trade or business. All cash and other property of the Debtors were transferred to the Liquidation Trust as of the Effective Date so that, pursuant to the Plan, the Liquidation Trust may (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”); and (iv) make all distributions (“Distributions”), and payments to holders of claims allowed pursuant to the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of the Liquidation Trust’s purpose by the liquidation and distribution of its assets in accordance with the Plan or (b) by October 26, 2005, unless the Bankruptcy Court approves an extension of the term.

     Pursuant to the Bankruptcy Code, certain types of Claims will be paid in full under the Plan, and therefore are also referred to as “Unimpaired Claims.” The Plan defines which types of Claims are paid in full.

     The Liquidation Trust exists primarily for the benefit of the majority of claimants who will not be repaid in full. These Claims are referred to as “Impaired Claims” because the rights of the claimants have been impaired by the Debtors’ bankruptcy. Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately Allowed. When and to the extent Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims become holders of Beneficial Interests in accordance with the Plan.

     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all liabilities of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 9).

     During August 2002, the Bankruptcy Court authorized the Liquidation Trust to make an initial Distribution (the “Initial Distribution”) to holders of Allowed Impaired Claims, at the rate of 4.515% of the Allowed amount of the Impaired Claims. The Liquidation Trust also established a reserve of 4.515% for Disputed Impaired Claims, using the estimated value of such Claims approved by the Bankruptcy Court for reserve purposes. During June 2003, the Liquidation Trust made a second interim Distribution at the rate of 2.058%, and increased the reserve for the remaining Disputed Impaired Claims based on the cumulative 6.573% Distribution rate.

Basis of Presentation

     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. Convenience Claims are also recorded as liabilities, at their estimated payment amount. The Statements of Changes in Net Assets in Liquidation primarily reflect any Distributions paid to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities.

     The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the Liquidation Trust’s financial statements and notes thereto as of September 30, 2002 and October 26, 2001 (Effective Date), and for the period from October 26, 2001 (Effective Date) through September 30, 2002.

     All amounts herein are rounded and are therefore approximate.

2. Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the Liquidation Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Actual results are likely to differ from those estimates and those differences may be significant.

3. Cash

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received a Distribution. As of June 30, 2003, the required amount of Available Cash was based on the cumulative Distribution rate of 6.573%, for $12.0 million of Allowed but unpaid Impaired Claims plus $124.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes). As of September 30, 2002, the required amount of Available Cash was based on the Initial Distribution rate of 4.515%, for $85.4 million of Allowed but unpaid Impaired Claims plus $254.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes).

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain specific contingencies should occur. See Note 8 for details of specific reserves and their related amounts.

     Restricted Cash consists of cash held as collateral for a letter of credit and cash held in escrow accounts.

     Other Cash is cash and cash equivalents that has not been designated to a specific reserve or fund as of a particular date.

4. Preference Receivables

     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $7.1 million, net of estimated costs of recovery of $1.9 million, for approximately 200 preference cases being actively pursued at June 30, 2003; and $10.0 million, net of estimated costs of recovery of $2.9 million, for approximately 360 preference cases being actively pursued at September 30, 2002.

     The estimated fair value of preference receivables was increased by $5.3 million during the period from October 1, 2002 through June 30, 2003 based on two main factors:

i)	The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes, resulting in increases in estimates of $1.8 million during the period from October 1, 2002 through June 30, 2003. As of June 30, 2003 only one such case still has no assigned value because it is not sufficiently developed to assign a reasonable estimate.

ii)	Based on the Liquidation Trust’s aggregate collections experience to date, which is favorable compared to the previous estimate, the Liquidation Trust increased the estimated fair value of the cases remaining open as of June 30, 2003 by $3.5 million.

     The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Unimpaired Claims Payable

     As of June 30, 2003, Unimpaired Claims payable was $11.7 million and consisted of Disputed Unimpaired Claims with an estimated fair value of $10.0 million and Allowed but unpaid Unimpaired Claims totaling $1.7 million. The 30 remaining Disputed Unimpaired Claims were asserted or estimated for reserve purposes at $10.6 million. Most of this amount consists of a Claim filed by Kemper Insurance Company relating to certain insurance claims. The Kemper Claim is secured by a letter of credit, and its fair value is estimated at the outstanding letter of credit balance of $9.2 million as of June 30, 2003.

     As of September 30, 2002, Unimpaired Claims payable was $15.5 million and included Disputed Unimpaired Claims asserted or estimated for reserve purposes at $21.9 million and estimated by the Liquidation Trust at $13.7 million, principally for the Kemper Claim, as well as Allowed but unpaid Unimpaired Claims totaling $1.7 million.

     The fair value of Unimpaired Claims payable is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. However, no assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Unimpaired Claims, individually or in the aggregate.

6. Distributions Payable

     This liability represents authorized but unpaid Distributions to holders of Allowed Impaired Claims. As of June 30, 2003, Distributions payable was $0.8 million and consisted of Distributions at the cumulative authorized rate of 6.573% for $12.0 million of Allowed Impaired Claims. As of September 30, 2002, Distributions payable was $3.9 million and consisted of the Initial Distribution at the rate of 4.515% for $85.4 million of Allowed Impaired Claims.

     Certain holders of Allowed Claims (both Unimpaired and Impaired) had not yet provided the Trust with all information necessary for payment, or their Claim was subject to an offset which had not yet been resolved. Until all such issues are resolved, a claimant may not receive a Distribution or payment for their Allowed Claim.

7. Estimated Costs of Liquidation

     The Litigation Reserve and the Wind-down Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Liquidation Trust was required to establish and fund the Wind-down Reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets. The Wind-down reserve provides for operations of the Liquidation Trust, consisting mainly of personnel, facilities and professional fees, through its expected termination in early 2004.

     Pursuant to the Plan, the Liquidation Trust also established a reserve (the “Litigation Reserve”) of $3.0 million as of October 26, 2001 (Effective Date) to pay the costs of pursuing certain actions, primarily those referred to as the Bondholder Action and the Committee Action. The Litigation Reserve was increased by $3.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002. During the period from October 1, 2002 through June 30, 2003, the Liquidation Trust further increased the Litigation Reserve by another $3.0 million.

     Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions, and made in accordance with the procedures set forth in the Plan. The Liquidation Trust believes that the $3.5 million remaining balance in the Litigation Reserve as of June 30, 2003 is sufficient to cover the costs of pursuing both actions through trial.

8. Bankruptcy Reserves Required

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

	As of	As of
($ in thousands)	June 30, 2003	September 30, 2002

Liability Reserves
Wind-down (net of related escrow of $278)	$4,765	$7,998
Litigation	3,496	3,379
Unimpaired Claims (net of collateralized letter of credit of $9,191 and $10,118, respectively)	2,558	5,334
Convenience Claims	30	47

Total Liability Reserves	10,849	16,758

Contingency Reserves
Fleet	11,000	8,447
Excess Disputed Unimpaired Claims	567	7,559
Minimum Reserve	3,000	3,000
Preference Vendors	9	60
Former Employees	—	407

Total Contingency Reserves	14,576	19,473

Total Reserves	$25,425	$36,231

     Pursuant to a stipulated order between Fleet Retail Finance Inc. and the Liquidation Trust, the Fleet Reserve was increased by $2.6 million to a total of $11.0 million during the period from October 1, 2002 through June 30, 2003. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should prevail. No liability has been accrued in connection with the Fleet Reserve because the Liquidation Trust does not consider Fleet likely to prevail in either of these actions.

     The $7.0 million decrease in the Excess Disputed Unimpaired Claims Reserve from September 30, 2002 to June 30, 2003 resulted primarily from the Bankruptcy Court approving several large Claims waivers negotiated in conjunction with preference settlement negotiations.

     In January 2003, the Former Employees Reserve was ordered released, as the Former Employees’ appeal period from the related adverse ruling had expired.

9. Impaired Claims

     As of June 30, 2003 and as of September 30, 2002, the Liquidation Trust’s estimate of the total fair value of Impaired Claims was $768.8 million and $812.8 million, respectively. The fair value of Impaired Claims is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The decrease in estimated fair value between September 30, 2002 and June 30, 2003 resulted primarily from (i) the settlement of a number of lease rejection Claims at less than the originally estimated amounts and (ii) vendor waivers of significant Claims which had previously been included in the fair value estimate, as a result of preference settlement negotiations.

     Primarily as a result of the second interim Distribution at the rate of 2.058%, Distributions authorized for holders of Impaired Claims totaled $16.5 million during the period from October 1, 2002 through June 30, 2003. Cumulative Distributions authorized from October 26, 2001 (Effective Date) through June 30, 2003, including the Initial Distribution at the rate of 4.515% of the Allowed amount of Impaired Claims, totaled $43.4 million. Of the $43.4 million, $19.5 million was distributed to holders of Senior Unsecured Claims, $23.9 million to holders of General Unsecured Claims, and none to holders of Subordinated Debentures Claims, whose payment rights are subordinated to those of the holders of Senior Unsecured Claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through June 30, 2003 and from October 26, 2001 (Effective Date) through June 30, 2002, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included in Part I of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust Financial Statements as of September 30, 2002 and October 26, 2001 (Effective Date) and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto. The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust Financial Statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

I.     Accounting Policies and Estimates

     The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements, and net assets in liquidation is based on the Unaudited Liquidation Trust Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these Financial Statements, the Liquidation Trustee is required to make estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value, resolution of disputed claims, resolution of current and potential litigation and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

II.     Changes in net assets in liquidation

     Significant financial activities of the Liquidation Trust during the periods reflected below include Distributions and payments to claimants of various Classes, settlement of Claims asserted, pursuit of preference receivables and other litigation, and carrying out the liquidation activities of the Liquidation Trust.

     Net assets in liquidation are subject to material change when either (a) Distributions to holders of Allowed Impaired Claims are authorized, or (b) estimates of the fair value of the Liquidation Trust’s assets and/or liabilities change. Both the authorization of Distributions and changes in estimates are non-cash changes.

     Most cash transactions, on the other hand, such as collection of receivables and payments of liabilities and Distributions, cause offsetting changes in the associated components of assets and liabilities, but do not change net assets in liquidation.

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

				For the period from
	For the period from	For the period from	For the period from	October 26, 2001
	April 1, 2003	April 1, 2002	October 1, 2002	(Effective Date)
	through	through	through	through
($ in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Distributions	$(14,053)	$—	$(16,541)	$—
Changes in estimates — increase (decrease) in net assets in liquidation:
Preference receivables	4,123	666	5,311	1,257
Unimpaired claims payable	1,576	1,000	1,912	3,142
Costs of liquidation	(3,000)	(748)	(3,000)	(1,746)

Net change in estimates	2,699	918	4,223	2,653
Net other increases	217	382	760	1,011

Net (decrease)/increase in net assets in liquidation	$(11,137)	$1,300	$(11,558)	$3,664

A.     Distributions

     During June 2003, the Liquidation Trust notified the Bankruptcy Court that it would make a second interim Distribution. Pursuant to this notice, the Liquidation Trust declared a second interim Distribution of $13.5 million, 2.058% of the Allowed amount of Impaired Claims, to the holders of Allowed Impaired Claims. The Liquidation Trust also increased its Distributions payable by an additional $0.6 million and $3.0 million for the period from April 1, 2003 through June 30, 2003 and for the period from October 1, 2002 through June 30, 2003, respectively, representing Distributions payable but not yet paid to holders of newly Allowed Impaired Claims.

     The Initial Distribution was authorized by the Bankruptcy Court on August 9, 2002 and therefore no Distributions occurred during the periods from April 1, 2002 through June 30, 2002 and from October 26, 2001 (Effective Date) through June 30, 2002.

B.     Preference receivables

     The estimated fair value of preference receivables increased by $5.3 million during the period from October 1, 2002 through June 30, 2003, compared to an increase of $1.3 million during the period from October 26, 2001 (Effective Date) through June 30, 2002.

     The increase during the period from October 1, 2002 through June 30, 2003 was based on two main factors:

i)	The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes, resulting in increases in estimates of $1.8 million during the period from October 1, 2002 through June 30, 2003. As of June 30, 2003 only one such case still has no assigned value because it is not sufficiently developed to assign a reasonable estimate.

ii)	Based on the Liquidation Trust’s aggregate collections experience to date, which is favorable compared to the previous estimate, the Liquidation Trust increased the estimated fair value of the cases remaining open as of June 30, 2003 by $3.5 million.

     Based on its settlement and collections experience, the maturity of the cases, and the progress of the fact-finding and negotiation process, the Liquidation Trust increased its estimate of the fair value of preference receivables by $4.1 million during the period from April 1, 2003 through June 30, 2003.

     The increases in the estimated fair value of preference receivables for the period from April 1, 2002 through June 30, 2002 and for the period from October 26, 2001 (Effective Date) through June 30, 2002 were based on preference receipts during the periods in excess of the amounts previously estimated to be collectible as of October 26, 2001 (Effective Date).

     The increases in the current periods through June 30, 2003 were significantly greater than the increases in the prior periods through June 30, 2002 because, as of June 30, 2002, (i) none of the larger cases was sufficiently developed to value, and (ii) not enough of the preference cases estimated in the aggregate had been settled to substantiate a material increase in the fair value estimate for the remaining cases.

C.     Unimpaired claims payable

     The fair value of Unimpaired Claims payable is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The estimated fair value of the remaining Disputed Unimpaired Claims was reduced by $1.9 million during the period from October 1, 2002 through June 30, 2003 and by $3.1 million during the period from October 26, 2001 (Effective Date) through June 30, 2002.

     As a result of the ongoing Claims resolution process, fewer Disputed Unimpaired Claims remain as of each successive valuation date, and the Liquidation Trust becomes more familiar with the validity of each remaining Disputed Unimpaired Claim. Therefore, the Liquidation Trust was better able to estimate the value of each remaining Disputed Claim as of September 30, 2002 than as of October 26, 2001 (Effective Date), and, as a result, changes in estimate during the period from October 1, 2002 through June 30, 2003 were less than changes in estimate during the period from October 26, 2001 (Effective Date) through June 30, 2002.

D.     Costs of liquidation

     The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its termination, consists of the Wind-down Reserve and the Litigation Reserve.

     The Wind-down Reserve was previously based on estimates that the Liquidation Trust would substantially complete all of its operations by early 2003. Subsequently, however, based in part on the pace and status of Claims settlements, asset liquidations, and litigation, the estimated termination of the Liquidation Trust’s operations has been extended through early 2004. Accordingly, the estimated costs of liquidation, excluding those costs accrued in the Litigation Reserve (see below), were increased by a total of $1.7 million during the period from October 26, 2001 (Effective Date) through June 30, 2002, based on revised forecasts of operational requirements prior to the termination of the Liquidation Trust. No such adjustment to the Wind-down Reserve was deemed necessary during the period from October 1, 2002 through June 30, 2003. As of June 30, 2003, the Liquidation Trust still expects to terminate all or substantially all of its operations in early 2004 and believes the reserve balance as of June 30, 2003 is sufficient for its operations.

     The Litigation Reserve, due to the complexity and scale of the Committee Action and the Bondholder Action, is difficult to forecast. During the period from April 1, 2003 through June 30, 2003, the Litigation Reserve was increased by $3.0 million as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action. The initial plan for the case did not anticipate the number and scope of discovery requests, depositions, and motions, and various delays in scheduling and proceeding with the case. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated for experts in insolvency and valuation. In addition, the trial date for the Committee Action, originally expected to be in late 2002, is now scheduled for early 2004. The trial date for the Bondholder Action is scheduled for October 2003. No such adjustment was made during the period from October 26, 2001 (Effective Date) through June 30, 2002 based on the then current activity in the cases. The Liquidation Trust believes the reserve balance as of June 30, 2003 is sufficient to cover the costs of both actions through trial.

E.     Other

     The other increases were $0.8 million and $1.0 million for the period from October 1, 2002 through June 30, 2003 and for the period from October 26, 2001 (Effective Date) through June 30, 2002, respectively. The other increases consist primarily of interest income on the Liquidation Trust’s cash and cash equivalents.

III.     Cash receipts and disbursements

     The following table summarizes the cash receipts and disbursements for the periods as indicated:

		For the period from
	For the period from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
($ in thousands)	June 30, 2003	June 30, 2002

Cash receipts	$12,058	$12,037
Cash disbursements:
Legal and professional fees:
Litigation	2,884	2,184
Preference recoveries	1,779	2,222
Trust operations	1,224	2,052
Operating expenses	2,008	1,838
Claim payments	2,045	10,718

Total cash disbursements	9,940	19,014

Distributions paid	19,606	—

Net cash outflow	$(17,488)	$(6,977)

A.     Cash receipts

     Most of the cash receipts are from collection of preference receivables. Preference collections have been ongoing and reasonably consistent since the preference actions were filed in mid-2001.

B.     Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities. The litigation, primarily the Committee Action, has become increasingly complex and more active during the period from October 1, 2002 through June 30, 2003 than in prior period.

     Preference recovery fees have decreased during the period from October 1, 2002 through June 30, 2003 compared to the period from October 26, 2001 (Effective Date) through September 30, 2002, although preference receipts have remained stable. The fees for preference settlements are contingent, and are set at a declining rate for larger cases, a number of which were settled during the current period.

     Legal fees for Liquidation Trust operations have decreased during the period from October 1, 2002 through June 30, 2003 as compared to the period from October 26, 2001 (Effective Date) through September 30, 2002 because the number and type of open matters is steadily growing smaller.

C.     Operating expenses

     Operating expenses during the period from October 1, 2002 through June 30, 2003 were comparable to those during the period from October 26, 2001 (Effective Date) through June 30, 2002 given the respective lengths of those periods. The number of Liquidation Trust employees has decreased during the current period. However, the current-period decrease in payroll has been offset, in part, by severance paid to the terminated employees.

D.     Claims payments

     Total Unimpaired Claims of $2.0 million and $10.5 million were paid during the period from October 1, 2002 through June 30, 2003 and the period from October 26, 2001 (Effective Date) through June 30, 2002, respectively. Payments of Unimpaired Claims were significantly higher during the period from October 26, 2001 (Effective Date) through June 30, 2002 than in the period from October 1, 2002 through June 30, 2003 because $8.7 million of Unimpaired Claims had been allowed as of October 26, 2001 (Effective Date), but payment was not permitted until the Plan became effective. This $8.7 million of Allowed Unimpaired Claims, the majority of which were paid prior to September 30, 2002, were primarily for professional fees, Claims settlements allowed in the Plan, and employee Claims for unpaid vacation and severance.

E.     Distributions paid

     The Liquidation Trust paid Distributions of $19.6 million during the period from October 1, 2002 through June 30, 2003. Most of the payments related to the second interim Distribution made during the period from April 1, 2003 through June 30, 2003. As the Initial Distribution was authorized by the Bankruptcy Court on August 9, 2002, no Distributions occurred during the period from October 26, 2001 (Effective Date) through June 30, 2002.

IV.     Net assets in liquidation

A.     Cash and cash equivalents and preference receivables

     The Liquidation Trust’s cash and cash equivalents balance of $45.2 million and $62.6 million as of June 30, 2003 and September 30, 2002, respectively, is classified as either (a) Available Cash, (b) Reserved, (c) Restricted or (d) Other.

     Available Cash decreased by $6.4 million from September 30, 2002 to June 30, 2003, to a balance of $9.0 million. This decrease is a result of Distributions authorized and then paid. The required balance in Available Cash increased by $16.2 million to reflect the 2.058% second interim Distribution authorized in June 2003. This increase is offset by (1) payment of $19.6 million in Distributions, consisting primarily of $13.5 million in the second interim Distribution to holders of Allowed Impaired Claims, as well as the Initial Distribution at the rate of 4.515% for any newly Allowed Impaired Claims, and (2) a net decrease of $2.9 million based on the resolution of a number of previously Disputed Impaired Claims.

     The required amount of Available Cash of $9.0 million as of June 30, 2003 was based on the cumulative Distribution rate of 6.573%, for $12.0 million of Allowed but unpaid Impaired Claims plus $124.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes), compared to the required amount of Available Cash of $15.3 million as of September 30, 2002 which was based on the Initial Distribution rate of 4.515%, for $85.4 million of Allowed but unpaid Impaired Claims plus $254.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes).

     Reserved Cash decreased by $10.8 million from September 30, 2002 to June 30, 2003, to a balance of $25.4 million, as a result of decreases in various liability and contingency reserves, as discussed below and itemized in Note 8 to the Unaudited Liquidation Trust Financial Statements filed herein.

     Restricted Cash decreased by virtue of Claims payments totaling $1.0 million from September 30, 2002 to June 30, 2003, to a balance of $9.9 million as of June 30, 2003. This balance primarily consists of the Kemper Claim discussed under the heading “Contingency,” below.

     Preference receivables, net of costs of recovery, decreased by $3.0 million from September 30, 2002 to June 30, 2003, to a balance of $7.1 million primarily due to collections totaling $8.3 million, net of costs of recovery, and an increase in the estimated fair value of the remaining preference receivables of $5.3 million. This increase in the estimated fair value is discussed above.

B.     Liabilities

     Unimpaired Claims payable decreased by $3.7 million from September 30, 2002 to June 30, 2003, to a balance of $11.7 million, primarily as a result of Claims payments of $2.0 million and a decrease in the estimated fair value of the remaining Unimpaired Claims payable of $1.9 million.

     Distributions payable decreased by $3.1 million from September 30, 2002 to June 30, 2003, to a balance of $0.8 million as a result of Distributions authorized and then paid. Distributions payable increased by $13.5 million due to the second interim Distribution authorized in June 2003 and by $3.1 million with respect to newly Allowed Impaired Claims. These increases in Distributions payable were offset by Distributions from Available Cash totaling $19.6 million. As Disputed Impaired Claims become Allowed, the associated Distribution is reflected in Distributions payable until paid. Distributions payable of $0.8 million as of June 30, 2003 consisted of Distributions at the cumulative authorized rate of 6.573% for $12.0 million of Allowed Impaired Claims, compared to Distributions payable of $3.9 million as of September 30, 2002 which consisted of the Initial Distribution at the rate of 4.515% for $85.4 million of Allowed Impaired Claims.

     Estimated costs of liquidation decreased by $3.1 million from September 30, 2002 to June 30, 2003, to a balance of $8.5 million. Disbursements totaling $3.2 million from the Wind-down Reserve and $2.9 million from the Litigation Reserve reduced the accrual. Additionally, the estimated costs of liquidation was increased by $3.0 million to reflect the increase necessary for the Litigation Reserve as discussed above.

C.     Contingency Reserves

     Contingency reserves decreased by $4.9 million from September 30, 2002 to June 30, 2003, to a balance of $14.6 million (see Note 8 to the Unaudited Trust Financial Statements). The most significant changes in contingency reserves were as follows:

i)	The Fleet Reserve was increased by $2.6 million during the period from October 1, 2003 to June 30, 2003, to a total of $11.0 million, pursuant to a stipulated order between Fleet Retail Finance Inc. and the Liquidation Trust. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should prevail. No liability has been accrued in connection with the Fleet Reserve because the Liquidation Trust does not consider Fleet likely to prevail in either of these actions.

ii)	The Excess Disputed Unimpaired Claims Reserve was decreased by $7.0 million during the period from October 1, 2003 to June 30, 2003, primarily as a result of the Bankruptcy Court approving several large Claims waivers negotiated in conjunction with preference settlement negotiations.

V.     Contingency

     Kemper Insurance Company, the insurer for the Debtors’ workers’ compensation claims for a number of years, holds an irrevocable cash-collateralized letter of credit with a balance of $9.2 million as of June 30, 2003, for payment of certain liability claims against the Debtors (the “Insurance Claims”). Kemper and the Liquidation Trust have not established a mutually agreeable basis for determining the fair value of the Insurance Claims. The Liquidation Trust believes that the value of the Insurance Claims is substantially lower than the collateral held by Kemper. Because the basis for valuation has not been established, however, the Liquidation Trust has continued to value the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. Resolving the Insurance

Claims for less than the full amount of the letter of credit would release any such difference from Restricted Cash and from Unimpaired Claims payable, and accordingly, increase net assets in liquidation. The Liquidation Trust is continuing to resolve the Insurance Claims while considering other options to recover any excess collateral. If this matter cannot be resolved by fact-finding and negotiation with Kemper, the actual amount of the Insurance Claims may be determined by the Bankruptcy Court. The ultimate fair value of the Kemper Claim is likely to differ from its estimated fair value and the difference may be significant.

VI.     Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Liquidation Trust. The actual results of the Liquidation Trust could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation, the Liquidation Trust’s success in securing claims settlements on the terms currently contemplated in ongoing negotiations and in other estimates of settlement value, the effect of substantial delays in settling contingent assets and liabilities, resulting in a prolonged period of liquidation, economic conditions, changes in tax and other government rules and regulations applicable to the Liquidation Trust and other risks. These risks are beyond the ability of the Liquidation Trust to control, and in many cases, the Liquidation Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by any forward-looking statements included in this Form 10-Q. When used in this quarterly report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and other similar expressions as they relate to the Liquidation Trust or the Liquidation Trustee are intended to identify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Liquidation Trust does not hold any market risk sensitive instruments.

Item 4. Controls and Procedures

     The Liquidation Trust has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and regulations. These controls and procedures are also designed to ensure that such information is communicated to the Liquidation Trustee, to allow him to make timely decisions about required disclosures.

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2003.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     No material developments during the period.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Document

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hechinger Liquidation Trust

Date: August 14, 2003	By:	/s/	Conrad F. Hocking

	Name:		Conrad F. Hocking
	Title:		Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.