Form 10-K
period 2003-09-30
HECHINGER LIQUIDATION TRUST
filed 2003-12-22
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST

(Exact name of registrant as specified in its charter)

Delaware	52-7230151

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1801 McCormick Drive, Largo, MD	20774

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 883-4501

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class 4A, Class 4B, and Class 5
Beneficial Interests
in the Liquidation Trust Established Under
the Liquidation Trust Agreement

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (No voting stock.)

-— $ 0 —

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [x]	No [ ]

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

A. Background

     Hechinger Liquidation Trust (the “Liquidation Trust”) was established effective October 26, 2001 (the “Effective Date”) in accordance with the Revised First Amended Consolidated Plan of Liquidation (the “Plan”) for Hechinger Investment Company of Delaware, Inc. and affiliates, (the “Debtors”) confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) by an order dated October 5, 2001.

     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to:

•	liquidate any and all remaining assets of the Debtors;

•	pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions, lender liability actions, fraud actions and breach of fiduciary duty actions, for the benefit of beneficiaries of the Liquidation Trust;

•	resolve, either consensually or through litigation, all disputed claims asserted against the Debtors, pursuant to the Plan; and

•	make all distributions required under the Plan (“Distributions”) and payments to holders of claims allowed pursuant to the Plan.

     The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”). In addition to the Liquidation Trustee, the Liquidation Trust had 6 employees as of September 30, 2003.

     Pursuant to the provisions of the Plan, a committee (the “Committee”) was appointed to represent the interests of the beneficiaries of the Liquidation Trust. The members of the Committee initially were: Teachers Insurance and Annuity Association of America, The Sherwin Williams Company, HSBC Bank USA, Masco Corporation, The Scotts Company, and Kmart Corporation. During January 2003, subsequent to waiving all its claims in a comprehensive mutual settlement with the Liquidation Trust, The Scotts Company resigned from the Committee. No replacement has been designated. Members of the Committee have fiduciary duties to the beneficiaries of the Liquidation Trust in the same manner that members of an official committee of creditors appointed pursuant to Section 1102 of the Bankruptcy Code have fiduciary duties to the creditor constituents represented by such committee.

     The Bankruptcy Court has retained exclusive jurisdiction over the Liquidation Trust and its assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the Liquidation Trust.

     The Liquidation Trust will terminate upon the earlier of (i) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (ii) by October 26, 2005, unless the Bankruptcy Court approves an extension of the term.

     During the period from October 1, 2002 through September 30, 2003, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions, resolution of disputed claims, and claims payments and distributions, all as further explained below. Amounts shown throughout this document are rounded and are therefore approximate.

B. Preference recovery actions and other significant actions

     1.     Preference recovery actions

     Pursuant to Section 547 of the Bankruptcy Code, a debtor may seek to recover, through adversary proceedings in the Bankruptcy Court, certain transfers of the debtor’s property, including payments of cash, made during the 90 days immediately prior to the commencement of the bankruptcy case. The Bankruptcy Code’s preference statute can be very broad in its application because it allows the debtor to recover payments regardless of whether there was any impropriety in such payments.

     However, there are certain defenses to such actions. For example, transfers made in the ordinary course of the debtor’s and the transferee’s businesses according to ordinary business terms are not recoverable. Furthermore, if the transferee extended credit contemporaneously with or subsequent to the transfer, and prior to the commencement of the bankruptcy case, such extension may constitute an offset against an otherwise recoverable transfer of property.

     The Liquidation Trust continued to prosecute preference recovery actions, resolving 276 actions during the period from October 1, 2002 through September 30, 2003, and leaving a total of 90 preference actions being actively pursued as of September 30, 2003. In addition, the Liquidation Trust is making collections efforts with respect to numerous default judgements obtained for other preference actions.

     2.     Other significant actions

     Pursuant to the Plan, two significant actions were assigned to the Liquidation Trust on the Effective Date. The Official Committee of Unsecured Creditors, appointed by the United States Trustee pursuant to Section 1102 of the Bankruptcy Code to represent the interests of creditors, as well as the trustee under an indenture governing certain debt instruments issued by one of the Debtors, had each filed actions against various parties involved in a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), including certain insiders and/or lenders for fraudulent conveyance, among other causes of action, as more fully described herein under Item 3., Legal Proceedings.

     The Liquidation Trust continues to pursue these actions in the belief they may provide significant returns to the Liquidation Trust. During the period from October 1, 2002 through September 30, 2003, the Liquidation Trust was engaged in pre-trial preparation, including extensive depositions and research by experts in key matters, as well as an attempted mediation with respect to both actions.

     In addition, subsequent to year-end, the Liquidation Trust filed a Complaint with the Bankruptcy Court seeking, among other things, to reduce the letter of credit securing its largest Unimpaired Claim (defined below), as more fully described herein under Item 3., Legal Proceedings.

C. Resolution of disputed claims

     When an entity files for bankruptcy, its liabilities, such as accounts and notes payable, any lawsuits against it, and any damages it causes by canceling contracts all become potential claims against the debtor. The debtor acknowledges claims it is aware of in a filing with the Bankruptcy Court, and any interested party may file a claim against a debtor in any amount they assert is owed (collectively, the “Claims”).

     The Debtors, and the Liquidation Trust as successor-in-interest, are responsible for researching and resolving every Claim. Claims may be resolved, under Bankruptcy Court procedures, by being expunged from the record, waived by the claimant, allowed in a different amount and/or classification (discussed below under D., Claims payments and distributions), or allowed as filed.

     A Claim may be “Allowed,” meaning that either the Claim has been fixed as to amount and classification by order of the Bankruptcy Court, or the Liquidation Trust agrees with the creditor as to the amount and classification of the Claim and is making no objection to the Claim. Otherwise, an unresolved Claim is termed “Disputed”, meaning the Liquidation Trust does not agree and has filed, or may still file, an objection or other legal proceeding intended to dispute the Claim in whole or in part. All the types of Claims discussed below under “Rights of Claimants” may contain both Allowed Claims and Disputed Claims.

     During the period from October 1, 2002 through September 30, 2003, the Liquidation Trust resolved 852 Disputed Claims, leaving a total of 214 Disputed Claims as of September 30, 2003.

D. Claims payments and distributions

     1.     Rights of Claimants

     Claims against the Debtors are classified in the priorities established under the Bankruptcy Code, and paid under the provisions of the Plan, which provides the framework under which the Liquidation Trust operates. The Plan spells out the rights and priorities of each specific classification of Claim, formalized as various “Classes” of Claims against the Debtors as follows:

Summary of Payment Rights of Allowed Claimants under the Plan

Claimant’s
		Relationship	Names of Claims Classes
Claims Allowed with Respect to:	Payment Rights	to Liquidation Trust	as defined in the Plan

Liabilities incurred after the filing for bankruptcy.	Paid in full.	Creditor	Administrative and Fee Claims

Liabilities incurred before the filing for bankruptcy, to the extent they were secured or among the limited number of specific liabilities granted priority under the Bankruptcy Code.	Paid in full.	Creditor	Class 2 (DIP Bank Secured and Bank Letter of Credit) and Class 3 (Non-Bank Secured) Claims; and Priority Tax and Class 1 (Priority Non-Tax) Claims

Other liabilities incurred before the filing for bankruptcy, and totaling $2,500 or less.	Not paid in full. Paid at 7.5% of Allowed amount.	Creditor	Class 4C (Convenience) Claims

All other liabilities incurred before the filing for bankruptcy.	Not paid in full. Paid pro rata. See “Beneficiaries of the Liquidation Trust,” below.	Beneficiary (owner)	Class 4A (Senior Unsecured), Class 4B (General Unsecured), and Class 5 (Subordinated Debentures) Claims

“Paid pro rata” means that all remaining net proceeds, if any, of the Liquidation Trust, after the expenses and all creditors of the Liquidation Trust (including Claims Classes shown above as creditors) are paid and all contingencies are resolved, are divided among its beneficiaries in proportion to the amounts of their respective Allowed Claims and pursuant to the terms of the Plan.

     a.     Creditors of the Liquidation Trust

     As shown above, Allowed Claims in certain Claims Classes will be paid in full under the Plan. Such Claims are therefore referred to as “Unimpaired Claims”. These claimants include (a) trade vendors, landlords, utilities, contractors, professionals, certain employees and numerous others, to the extent they did business with the Debtors after the bankruptcy filing, (b) lenders with a security interest in property of the Debtors, such as mortgage holders, and (c) a limited group of individuals and entities which are afforded payment priority under the Bankruptcy Code. This latter category mainly includes employees, for certain wages up to $4,300, and taxing authorities. Any disagreement as to the Claims Class of any given Claim is settled between the claimant and the Liquidation Trust or, in the last resort, by the Bankruptcy Court.

     Each General Unsecured Claim (discussed below) which is Allowed in an amount of $2,500 or less is classified as a Convenience Claim under the Plan, and is paid a fixed 7.5% of the Allowed Amount.

     Holders of Unimpaired and Convenience Claims are creditors of the Liquidation Trust. Although the amounts ultimately Allowed are subject to reconciliation and negotiation based on the Debtors’ and creditors’ records, and to ultimate determination, if necessary, in the Bankruptcy Court, the Liquidation Trust’s liability resulting from such Claims is analogous, in substance, to accounts payable. These claimants have no ownership interest in the Liquidation Trust.

     The Liquidation Trust made payments in settlement of 320 Unimpaired and Convenience Class Claims during the period from October 1, 2002 through September 30, 2003.

     b.     Beneficiaries of the Liquidation Trust

     As indicated above and in the following chart, three types of claimants are the beneficiaries of the Liquidation Trust (i.e., its owners). Under the Plan, none of these claimants is expected to be paid in full for the amounts the Debtors owed them as of the bankruptcy filing. Claims in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) are referred to as “Impaired Claims” because the rights of the claimants have been impaired in the bankruptcy and their Claims are not likely to be paid in full.

Summary of Payment Rights of Trust Beneficiaries (i.e., holders of Impaired Claims) under the Plan

Claims Allowed with Respect to:	Payment Rights

Senior Notes and Debentures (Class 4A)	Paid pro rata, based on the sum of the amount of the Senior Notes and Debentures and the amount of the Subordinated Debentures.

All other liabilities incurred before the filing for bankruptcy (Class 4B)	Paid pro rata, based on the Allowed amount of each Claim.

Subordinated Debentures (Class 5)	No payment rights until Senior Notes and Debentures are paid in full.

“Paid pro rata” means that all remaining net proceeds, if any, of the Liquidation Trust, after the expenses and all creditors of the Liquidation Trust (including Claims Classes shown above as creditors) are paid and all contingencies are resolved, are divided among its beneficiaries in proportion to the amounts of their respective Allowed Claims and pursuant to the terms of the Plan.

     The holders of these Claims Classes, at the time the Debtors entered Chapter 11 bankruptcy on June 11, 1999 (the “Petition Date”), were either:

•	Holders of the public debt issued by Hechinger Company (one of the Debtors, and, together with its subsidiaries, “Hechinger”), either Senior Notes and Debentures (Class 4A) or Subordinated Debentures (Class 5), or

•	Other creditors of the Debtors whose Claims were not eligible for payment priority under the Bankruptcy Code (Class 4B).

     The Hechinger public debt, as of the Petition Date, consisted of $206.4 million of Senior Notes and Debentures, including interest accrued thereon, and $90.9 million of Subordinated Debentures, including interest accrued thereon. The payment rights of holders of the Subordinated Debentures were contractually subordinate to the payment rights of the holders of the Senior Notes and Debentures. Pursuant to the Bankruptcy Code, this contractual subordination is preserved under the Plan.

     The other creditors of the Debtors as of the Petition Date whose Claims were not eligible for payment priority (the “General Unsecured Claims”) include trade vendors, landlords, general liability claimants, utilities, contractors, employees and numerous others. In each case, these Claims were for liabilities incurred before the filing for bankruptcy.

     i.     General beneficiary information

     Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata Beneficial Interest in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2003, that $758.7 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately. The Liquidation Trust estimates that there will ultimately be as many as 2,200 beneficiaries of the Liquidation Trust.

     The Beneficial Interests do not entitle any beneficiary of the Liquidation Trust to any title in or to any of its assets, and do not represent an obligation of the Liquidation Trust to pay a sum certain amount. The Beneficial Interests represent only a right to receive a pro rata portion of the net proceeds of the Liquidation Trust assets pursuant to the terms of the Plan. Therefore, the value, if any, of the Beneficial Interests is speculative and subject to changes based on the net cash ultimately realized by the Liquidation Trust.

     ii.     Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests

     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee in conjunction with periodic application to the Bankruptcy Court for determination of reserves for Disputed Claims. On August 9, 2002, the Bankruptcy Court approved an Initial Distribution of 4.515% of the Allowed amount of Claims to the holders of the Allowed Impaired Claims, as well as a reserve of 4.515% of an estimated amount of Disputed Impaired Claims approved by the Bankruptcy Court for the purpose of establishing adequate reserves.

     On June 6, 2003, the Liquidation Trust filed the Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B (Exhibit 99.5 hereto). This Distribution was subject to maintaining reserves for the remaining Disputed Claims as approved by the Bankruptcy Court in the Initial Distribution. Pursuant to this Notice, the Liquidation Trust authorized a further Distribution of 2.058% of the Allowed amount to the holders of the Allowed Impaired Claims. This Distribution was paid prior to September 30, 2003 to 1,744 holders of the Beneficial Interests. The Liquidation Trust also reserved an additional 2.058% of the estimated amount for each remaining Disputed Impaired Claim. The reserve for Disputed Impaired Claims, totaling $6.5 million as of September 30, 2003, is periodically paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.

     As of September 30, 2003, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $44.3 million, with amounts in millions, as follows:

Class 4A (Senior Unsecured Claims)	$19.5
Class 4B (General Unsecured Claims)	24.8
Class 5 (Subordinated Debentures Claims)	—

Total	$44.3

     No Distributions have been made to holders of Allowed Impaired Claims in Class 5 based on certain subordination provisions discussed below.

     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation.

     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. These provisions enforce the terms of the indenture for issuance of the Subordinated Debentures, under which the payment rights of holders of the Subordinated Debentures were subordinated to the payment rights of holders of the Senior Notes and Debentures. Until such time as all holders of Allowed Claims in Class 4A (Senior Unsecured Claims – consisting of the holders of the Senior Notes and Debentures) have received the full amount of their Allowed Claims, any amounts which would otherwise be allocated for payment to holders of Claims in Class 5 (Subordinated Debentures Claims – consisting of the holders of the Subordinated Debentures) will be distributed to holders of Claims in Class 4A (Senior Unsecured Claims).

     Therefore, although the holders of Claims in Class 5 (Subordinated Debentures Claims) are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust because they are not receiving Distributions.

     The payment priority rights of the Claims in Class 4A (Senior Unsecured Claims) have no effect on the rights of, and Distributions to, the holders of Claims in Class 4B (General Unsecured Claims). Holders of Allowed Claims in Class 4B (General Unsecured Claims) have received their pro rata Distributions as such Distributions were made.

E. Other information

     The Liquidation Trust does not maintain a web site.

Item 2. Properties

     The Liquidation Trust does not have any material physical properties.

Item 3. Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

Cases before the United States District Court

     The Liquidation Trust is pursuing two major actions on behalf of its beneficiaries in the United States District Court, District of Delaware. Both actions arise from the 1997 Transactions, and have been filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

     The Committee Action

     An amended complaint with respect to the first of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding,

LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”

     This action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors, and assigned to the Liquidation Trust pursuant to the Plan (the “Committee Action”), alleges that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserts unjust enrichment, fraudulent conveyance, and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in payments to former shareholders and related expenses. It also asserts fraudulent conveyance claims against the Pre-petition Lenders and challenges the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan. Fraudulent conveyances, as defined under the Bankruptcy Code, may be set aside by the Bankruptcy Court; in this instance, the Committee Action seeks repayment to the Liquidation Trust of all or a portion of the amounts paid to the Pre-petition Lenders in connection with the 1997 Transactions.

     The Bondholder Action

     The complaint with respect to the second of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, was styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”

     This action, initially filed on behalf of the holders of Hechinger Company’s senior debt instruments, and assigned to the Liquidation Trust pursuant to the Plan (the “Bondholder Action”), against Fleet (individually and as agent) and General Electric Credit Corporation, alleges that the 1997 Transactions effected a breach of the applicable indenture, and that the Plaintiff is entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments. Pursuant to the terms of the Plan, net proceeds from the Bondholder Action, if any, will be allocated 60% to the senior debt holders (i.e., Class 4A – Senior Unsecured Claims), and 40% to holders of Beneficial Interests in the Liquidation Trust (i.e., Classes 4A, 4B, and 5; respectively, Senior Unsecured, General Unsecured and Subordinated Debentures Claims).

     The Bondholder Action trial was held in October 2003. In accordance with a summary judgement decision issued by the presiding judge in December 2002, the principal issue at trial was whether the value of certain assets and liabilities acquired in the 1997 Transactions were less than $153 million and, if so, by how much. Accordingly, the trial was largely centered around reports by and examination of valuation experts. The post-trial process calls for the parties to the case to submit briefs to the judge, who is expected to make a ruling during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     As of September 30, 2003, 90 preference litigation actions, all filed during or prior to June 2001 against various trade creditors, were being actively prosecuted. The basis for such actions by the Liquidation Trust is described herein under Item 1., Business. These actions are in various stages of resolution, ranging from reconciliation, negotiation, discovery and pre-trial hearing, to settlement discussions.

     In addition, on December 3, 2003, the Liquidation Trust filed a complaint in the United States Bankruptcy Court for the District of Delaware styled “Hechinger Liquidation Trust, Plaintiff, vs. Broadspire Services, Inc., Kemper Risk Management Group, American Motorists Insurance Company, Lumbermans Mutual Casualty Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, and National Loss Control Services Corporation, Defendants” (which defendants are referred to collectively as “Kemper”) (the “Kemper Complaint”).

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $9.0 million as of September 30, 2003 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Litigation and Other Proceedings Against the Liquidation Trust

     Settling claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2003, a total of 214 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

     Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Liquidation Trust’s Beneficial Interests were issued pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code.

     The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop. At September 30, 2003, there were approximately 2,000 holders of record of Beneficial Interests.

     The Liquidation Trust does not pay dividends.

     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee in conjunction with periodic application to the Bankruptcy Court for determination of reserves for Disputed Claims. As described more fully under Item 1., Business, herein, under subheading D., Claims payments and distributions, Distributions to the holders of the Impaired Claims have been authorized at the cumulative rate of 6.573% of the amount of each Impaired Claim as Allowed.

Item 6. Selected Financial Data

     The Selected Financial Data disclosures of Item 301 of Regulation S-K, designed to add insight into trends in financial condition and results of operations, are not relevant in a liquidating environment and therefore are omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     A typical discussion of the ability to generate adequate cash flows for operations, potential capital resources and trends concerning sales and inflation as required by Item 303 of Regulation S-K is not relevant to the Liquidation Trust, and therefore is omitted.

I. Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

     This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Liquidation Trust. The actual results of the Liquidation Trust could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Liquidation Trust’s success in securing claims settlements on the terms currently contemplated in ongoing negotiations and in other estimates of settlement value, the effect of substantial delays in settling contingent assets and liabilities, resulting in a prolonged period of liquidation, economic conditions, changes in tax and other governmental rules and regulations applicable to the Liquidation Trust and other risks. These risks are beyond the ability of the Liquidation Trust to control, and in many cases, the Liquidation Trust cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by any forward-looking statements included in this Form 10-K. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and other similar expressions as they relate to the Liquidation Trust or the Liquidation Trustee are intended to identify forward-looking statements.

II. Critical Accounting Policies and Estimates

     The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements and net assets in liquidation is based on the Liquidation Trust Financial Statements (as identified and defined under Management’s Discussion and Analysis of Financial Information, under the heading III., below), which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these Financial Statements, the Liquidation Trustee is required to make estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value, resolution of Disputed Claims, resolution of current and potential litigation and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

     The Liquidation Trust believes that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Financial Statements in accordance with the liquidation basis of accounting:

A. Assets

     Total assets as of September 30, 2003 were $54.3 million, primarily in the form of cash and cash equivalents. Of this amount, $7.5 million of net preference receivables and other assets were subject to estimation.

1. Preference receivables

     Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of various preference cases being litigated. As of September 30, 2003, the Liquidation Trust estimated the fair value of preference receivables, including 90 remaining preference litigation actions being actively prosecuted, to be $6.0 million, net of $1.5 million of costs of recovery. This estimate was based on the Liquidation Trust’s preference collection experience and that of its preference collections counsel and on information about these cases then available to the Liquidation Trust, including current settlement negotiations in significant cases.

     The Liquidation Trust’s estimate as of September 30, 2003, of a remaining net preference receivables balance of $6.0 million, reflects the Liquidation Trust’s cumulative experience in securing $27.0 million in cash preference settlements between October 26, 2001 (Effective Date) and September 2003. The estimated fair value of all preference actions, whether estimated on an aggregate basis or on a case-by-case analysis, as described below, has been increased from October 26, 2001 (Effective Date) through September 30, 2003 by a total of $11.1 million over the original estimate, for all preference receivables, of $16.7 million as of October 26, 2001 (Effective Date). If the Liquidation Trust had estimated the value of the remaining preference receivables based on the more conservative estimated aggregate collections factor established as of the Effective Date, the September 30, 2003 estimated net preference receivables would be $4.9 million, a reduction of $1.1 million in net assets in liquidation.

     a.     Preference cases estimated on an aggregate basis

     Following months of analysis of potential preferential payments and defenses thereto, during May and June 2001, the Debtors filed legal actions against 1,800 vendors to recover preferential payments. The Liquidation Trust recognized that a significant number of the preference amounts identified were likely to be contested and adjusted upon further fact-finding and analysis of the defenses and documents provided by the vendor defendants. Therefore, based on the Liquidation Trust’s experience and that of its preference collections counsel, the Liquidation Trust established an estimated aggregate collections factor, which was applied to the majority of the preference cases to estimate their ultimate aggregate value. This estimated aggregate collections factor has been periodically updated as more information became available through the fact-finding and negotiation process. As a result, the estimated fair value of the preference actions has been increased from October 26, 2001 (Effective Date) through September 30, 2003 by a total of $6.8 million based on preference actions valued on an aggregate basis. As of September 30, 2003, approximately 78% of the preference receivables total was based on preference cases valued on an aggregate basis.

     The key assumption underlying this estimate is that the population of preference actions underway will result in collections reasonably estimable in the aggregate, based on the Liquidation Trust’s preference collections experience and that of its preference collections counsel. Of all the preference actions filed, some will ultimately result in settlements significantly larger or smaller than estimated, while other preference actions will ultimately result in a finding that no preferential transfer occurred. In the aggregate, however, the Liquidation Trust’s experience indicates that this method has proven to be a reasonable approach to developing the fair value estimate for the majority of the population of preference cases being litigated.

     b.     Preference cases estimated on case-by-case basis

     Separately from the aggregate approach described above and used to estimate the fair value of the majority of the preference receivable cases, the Liquidation Trust identified certain other cases believed to be of high potential value. The Liquidation Trust reviewed these cases with its preference collections counsel and estimated their fair value based on the then currently proposed settlements in negotiations, and on the most recent available information in cases not yet at the settlement stage. These estimates were then updated as more information became available through the fact-finding and negotiation process.

     The ultimate outcome of each preference action, especially the larger, and by their very nature, more complicated cases, is unpredictable until long after the case has been filed, and until specific underlying facts have been determined and analysis has been completed. Accordingly, the Liquidation Trust originally assigned no value to eight of the largest potential preference cases (from among the 1,800 total cases filed) until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes, increasing the estimated fair value of the preference actions from October 26, 2001 (Effective Date) through September 30, 2003 by an additional $4.3 million. As of September 30, 2003, only one such case still had no assigned value because it was not sufficiently developed to assign a reasonable estimate. Subsequent to year-end, the parties to this case have agreed in principle on a cash settlement of $3.8 million to the Liquidation Trust. The Liquidation Trust has not evaluated the collectibility of the proposed settlement, which may not occur until the Bankruptcy Court approves the agreement, and therefore there is no assurance that this amount will be collected.

2. Other Assets

     Other assets totaling $1.5 million as of September 30, 2003 are valued based on the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable.

B. Liabilities

     Total liabilities as of September 30, 2003 were $19.7 million, mainly consisting of $11.0 million of estimated Unimpaired Claims payable and $7.6 million of estimated costs of liquidation.

1. Unimpaired claims payable

     Claims liabilities are recorded at estimated aggregate settlement amounts, which requires estimates of claims resolution results. Claims are evaluated by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement amount of each Claim based on currently available information. As of September 30, 2003, Unimpaired Claims payable was $11.0 million and consisted of Disputed Unimpaired Claims with an estimated fair value of $9.7 million and Allowed but unpaid Unimpaired Claims totaling $1.4 million. The 22 remaining Disputed Unimpaired Claims were asserted (or estimated for reserve purposes if no Claim amount was specified) at $10.0 million. Most of this amount consists of a Claim filed by Kemper Insurance Company relating to certain insurance claims. The Kemper Claim is secured by a letter of credit, and its fair value is estimated at the outstanding letter of credit balance of $9.0 million as of September 30, 2003. If all remaining Disputed Unimpaired Claims were to be allowed at their asserted or reserved amounts, net assets in liquidation would not be materially reduced.

2. Estimated costs of liquidation

     The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its termination, consists of the Wind-down Reserve and the Litigation Reserve. These costs, which include personnel, facilities and professional fees, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing claims resolution and litigation), the anticipated termination date of the Liquidation Trust, and other matters. The most significant assumptions related to estimated costs of liquidation are the length of time and the intensity of litigation required in order to settle the affairs of the Liquidation Trust while maximizing its value to the holders of Beneficial Interests.

     a.     Wind-down reserve

     As of October 26, 2001 (Effective Date), the Liquidation Trust established a Wind-down Reserve in the amount of $9.6 million, based on estimates that the Liquidation Trust would substantially complete all of its operations by early 2003. Subsequently, however, based in part on the pace and status of Claims resolution, asset liquidations, litigation, and Distributions, the estimated termination of the Liquidation Trust’s operations has been extended into 2004. Among other reasons for the change, the Wind-down Reserve as of October 26, 2001 (Effective Date) was based on an estimate of effort required to resolve

Disputed Claims against the Debtors and to collect amounts believed to be owed to the Debtors. Given their number (i.e., 3,600 Disputed Claims, and 1,800 preference actions as of October 26, 2001 (Effective Date)), and nature (e.g., the parties dispute their legitimacy and/or true value, and many claims are in the form of law suits), the process of resolving these claims can be prolonged and difficult to predict with any certainty, and many times beyond the ability of the Liquidation Trust to directly control. Substantially all of the operations of the Liquidation Trust are planned to cease in early 2004; however, provision has been made for certain necessary legal and accounting processes to be completed thereafter. These final items include resolution of all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.

     Accordingly, the estimated costs of liquidation, excluding those costs accrued in the Litigation Reserve (see below) were increased by a total of $0.9 million and $3.7 million during the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, respectively, based on revised forecasts of operational requirements prior to the termination of the Liquidation Trust. As of September 30, 2003, the Liquidation Trust still expects to terminate substantially all of its operations in early 2004, and believes the remaining Wind-down Reserve balance of $5.2 million is sufficient for its operations and final termination obligations.

     While the pace and expected duration of Claims resolutions, preference collections, and Claims payments and Distributions could be considered highly uncertain as of October 26, 2001 (Effective Date), the expected duration of material operating activities of the Liquidation Trust as of September 30, 2003 is based on more information and experience concerning the operations of the Liquidation Trust, and on fewer, although still complex, outstanding issues. Should the termination date of the Liquidation Trust extend beyond 2004, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.

     b.     Litigation reserve

     Among the property transferred to the Liquidation Trust pursuant to the Plan as of the Effective Date, and as defined and more fully described in Item 3., Legal Proceedings, above, were separate legal actions commenced against third parties by the Official Committee of Unsecured Creditors and by the trustee under an indenture governing certain debt instruments issued by one of the Debtors, respectively referred to herein as the “Committee Action” and the “Bondholder Action”.

     The Liquidation Trust established the Litigation Reserve, with an initial balance of $3.0 million, for the estimated costs of pursuing this litigation. The prosecution of these actions is complex in nature and scale and forecasting its total cost is very difficult, especially during the early stages of the litigation and the discovery process. The Litigation Reserve has been increased on two occasions, by a total of $6.5 million, as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action. The initial plan for the case did not anticipate the number and scope of discovery requests, depositions, and motions, and the various delays in scheduling and proceeding with the case. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated, for experts in insolvency and valuation.

     The Bondholder Action trial was held in October 2003. In accordance with a summary judgement decision issued by the presiding judge in December 2002, the principal issue at trial was whether the value of certain assets and liabilities acquired in the 1997 Transactions were less than $153 million and, if so, by how much. Accordingly, the trial was largely centered around reports by and examination of valuation experts. The post-trial process calls for the parties to the case to submit briefs to the judge, who is expected to make a ruling during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial.

     Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions, and made in accordance with the procedures set forth in the Plan. The Liquidation Trust believes that the $2.5 million remaining balance in the Litigation Reserve as of September 30, 2003 is sufficient to cover the costs of pursuing both actions through a decision in the Bondholder Action. The delay in holding the trial of the Committee Action, as well as the potential effect the outcome of the Bondholder Action could have on the remaining course of the Committee Action, may affect the adequacy of the Litigation Reserve. Any future funding of the Litigation Reserve for the Committee Action can only be assessed after a decision is received in the Bondholder Action. Because any increase in the Litigation Reserve requires approval, as provided for in the Plan, an increased estimate would not be reflected in the financial statements of the Liquidation Trust until such time as this estimate of additional future costs, if any, can be determined and the requisite approval is obtained.

C. Contingencies

     Contingent assets and liabilities are valued at the Liquidation Trust’s estimated future cash flows, which require a significant number of estimates and assumptions regarding collectibility, probable outcomes, courses of action, and various other factors. In particular, although the Liquidation Trustee, the Committee, and their respective counsel believe that continued pursuit of the Bondholder Action and the Committee Action may result in significant returns to the Liquidation Trust, the amount of any such return is not reasonably quantifiable, and therefore, no asset has been recorded.

     On December 3, 2003, the Liquidation Trust filed the Kemper Complaint, as described under Item 3., Legal Proceedings, above. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $9.0 million as of September 30, 2003 to secure payment of certain Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper.

     Because a mutually agreeable basis for valuation of the Insurance Claims has not been established, however, the Liquidation Trust has continued to value the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. Resolving the Insurance Claims for less than the full amount of the letter of credit would release any such difference from Restricted Cash and from Unimpaired Claims payable, and accordingly, increase net assets in liquidation. The ultimate fair value of the Kemper Claim is likely to differ from its estimated fair value and the difference may be significant.

D. Taxes

     The Liquidation Trust is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly, their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

III. Management’s Discussion and Analysis of Financial Information

     Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2003, and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto, which are included with this report on Form 10-K under Item 15. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.

     The Liquidation Trust Financial Statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. The Statements of Changes in Net Assets in Liquidation primarily reflect any Distributions authorized for holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities.

A. Changes in net assets in liquidation

     Significant financial activities of the Liquidation Trust during the periods reflected below include Distributions and payments to claimants of various Classes, resolution of Claims asserted, pursuit of preference receivables and other litigation, and carrying out the liquidation activities of the Liquidation Trust.

     Net assets in liquidation are subject to material change when either (1) Distributions to holders of Allowed Impaired Claims are authorized, or (2) estimates of the fair value of the Liquidation Trust’s assets and/or liabilities change. Both the authorization of Distributions and changes in estimates are non-cash changes. These changes are shown in the Liquidation Trust’s Statements of Changes in Net Assets in Liquidation and are discussed below.

     Most cash transactions, on the other hand, such as collection of receivables and payments of liabilities and Distributions, cause offsetting changes in the associated components of assets and liabilities, but do not change net assets in liquidation. The Liquidation Trust’s Statements of Cash Receipts and Disbursements show the results of these transactions, which are also discussed later under the heading “Cash Receipts and Disbursements.”

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

		For the period from
	For the period from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
($ in thousands)	September 30, 2003	September 30, 2002

Distributions authorized	$(17,439)	$(26,909)

Changes in estimates – increase/(decrease) in net assets in liquidation
Preference receivables	6,830	4,224
Unimpaired claims payable	2,080	7,525
Costs of liquidation	(3,906)	(7,244)

Net increase in estimates	5,004	4,505
Net other increases	2,829	1,855

Net decrease in net assets in liquidation	$(9,606)	$(20,549)

1. Distributions authorized

     During August 2002, the Bankruptcy Court authorized the Liquidation Trust to make an initial Distribution to holders of Beneficial Interests (i.e., holders of Allowed Impaired Claims) of 4.515% of the Allowed amount of Impaired Claims (the “Initial Distribution”). The Initial Distribution to holders of Beneficial Interests during the period from October 26, 2001 (Effective Date) through September 30, 2002 totaled $26.9 million, based on Allowed Impaired Claims totaling $595.8 million as of September 30, 2002.

     During June 2003, the Liquidation Trust notified the Bankruptcy Court that it would make a second interim Distribution. Pursuant to this notice, the Liquidation Trust authorized a second interim Distribution of 2.058% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the period from October 1, 2002 through September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution, as well the Initial Distribution payable to holders of the additional $78.7 million of Impaired Claims newly allowed during the period.

     As of September 30, 2003, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $44.3 million. No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.

     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation.

2. Changes in estimate - estimated fair value of preference receivables

     The Liquidation Trust is pursuing a number of actions against creditors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings (the “Preference Receivables”). The value of Preference Receivables is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel. This valuation is completed on an aggregate basis in general, and on a case-by-case basis for certain larger matters. As of September 30, 2003 and September 30, 2002, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $6.0 million and $10.0 million, respectively (see Note 4 to the Liquidation Trust Financial Statements).

     The following table summarizes the significant sources of changes in estimated fair value of Preference Receivables for the periods as indicated:

		For the period from
	For the period from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
($ in thousands)	September 30, 2003	September 30, 2002

Basis of change in estimate:
Aggregate estimate	$5,030	$1,740
Case-by-case estimate	1,800	2,484

Net increase in fair value	$6,830	$4,224

     During the period from October 1, 2002 through September 30, 2003, based on the Liquidation Trust’s collections experience to date, which is favorable compared to the previous estimate, the Liquidation Trust increased the estimated fair value of its preference cases by $6.8 million. During the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust increased its estimate of the fair value of its preference cases by $4.2 million, based on the Liquidation Trust’s collections experience and recent settlements.

     The ultimate outcome of each preference action, especially the larger, and by their very nature, more complicated cases, is unpredictable until long after the case has been filed, and until a considerable amount of research has occurred, specific underlying facts have been determined, and analysis has been completed. Therefore, the Liquidation Trust originally assigned no value to eight of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes, resulting in increases in estimates (which are included in the changes in estimate totals cited in the previous paragraph) of $1.8 million during the period from October 1, 2002 through September 30, 2003, and $2.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002. As of September 30, 2003, only one such case still had no assigned value because it was not sufficiently developed to assign a reasonable estimate. Subsequent to year-end, the parties to this case have agreed in principle on a cash settlement of $3.8 million to the Liquidation Trust. The Liquidation Trust has not evaluated the collectibility of the proposed settlement, which may not occur until the Bankruptcy Court approves the agreement, and therefore there is no assurance that this amount will be collected.

     Because the Preference Receivables arise from literally millions of transactions, and because they are being pursued in litigation, it is not possible to confirm the amounts receivable with the vendor defendants. As a result, the Liquidation Trust’s independent accountants have not been able to obtain sufficient evidential matter to evaluate the fair value of the Preference Receivables, either by direct confirmation or by other auditing procedures. Therefore, the independent accountants’ report on the Liquidation Trust Financial Statements contains a scope limitation with respect to the Preference Receivables. Other estimates contained in the financial statements of the Liquidation Trust as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002 were subject to customary audit procedures, as applicable.

3. Changes in estimate – estimated fair value of unimpaired claims

     The following table summarizes the Unimpaired Claims outstanding as of the dates indicated, in order to provide perspective on the number and amount of Unimpaired Claims subject to changes in estimate from time to time as a result of the Claims resolution process:

	As of	As of
($ in thousands)	September 30, 2003	September 30, 2002

Amount of claims
Allowed unimpaired claims	$1,392	$1,728
Disputed unimpaired claims at estimated fair value	9,652	13,724

Unimpaired claims payable	$11,044	$15,452

Asserted value of disputed unimpaired claims	$10,008	$21,952

Number of claims
Allowed unimpaired claims	340	420
Disputed unimpaired claims	22	119

Total unimpaired claims	362	539

     As of September 30, 2003, the estimated fair value (estimated aggregate settlement amount) of Unimpaired Claims, in total, was $11.0 million, comprised of 22 Disputed Claims estimated at $9.7 million, and 340 Allowed Claims not yet paid which totaled $1.4 million.

     As of September 30, 2002, the estimated fair value (estimated aggregate settlement amount) of Unimpaired Claims, in total, was $15.5 million, comprised of 119 Disputed Claims estimated at $13.7 million, and 420 Allowed Claims not yet paid which totaled $1.7 million.

     The total decrease of $4.4 million in Unimpaired Claims payable from September 30, 2002 to September 30, 2003 mainly resulted from Claims payments and from Claims waived or expunged. A total of 116 Claims were paid, in the aggregate, at $2.3 million. The estimated settlement value, in the aggregate, of these Claims as of September 30, 2002 was $2.6 million. In addition, 61 Claims, previously valued at $1.6 million, were expunged or waived, and several claims estimates were adjusted by a total of $0.3 million, resulting in a net change in estimate for the period from October 1, 2002 through September 30, 2003, of $2.1 million.

     As a result of the ongoing Claims resolution process, fewer Disputed Unimpaired Claims remained as of each successive valuation date, and the Liquidation Trust became more familiar with the validity and estimated value of each remaining Disputed Unimpaired Claim. Therefore, changes in estimate during the period from October 1, 2002 through September 30, 2003 were less than changes in estimate during the period from October 26, 2001 (Effective Date) through September 30, 2002.

4. Changes in estimate - estimated costs of liquidation

     The estimated costs of liquidation consists of the Wind-down Reserve and the Litigation Reserve, representing the projected costs of operating the Liquidation Trust through its termination.

     As of October 26, 2001 (Effective Date), substantially all of the operations of the Liquidation Trust were assumed to be completed by early 2003. Subsequently, however, based in part on the pace and status of Claims resolutions, asset liquidations, and litigation, the estimated termination of the Liquidation Trust has been extended through 2004. Substantially all of the operations of the Liquidation Trust are planned to cease in early 2004; however, provision has been made for certain necessary legal and accounting processes to be completed thereafter. These final items include resolution of all litigation, a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. Accordingly, the estimated costs of liquidation have been increased by $3.9 million during the period from October 1, 2002 through September 30, 2003, and $7.2 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, as follows:

     a.     Wind-down Reserve

     The Wind-down Reserve was established to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets. As of October 26, 2001 (Effective Date), the Liquidation Trustee estimated the necessary Wind-down Reserve to be approximately $9.6 million. Based on revised forecasts of operational requirements prior to the termination of the Liquidation Trust, the remaining Wind-down Reserve was increased by $3.7 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, and was further increased by another $0.9 million during the period from October 1, 2002 through September 30, 2003.

     b.     Litigation Reserve

     The Litigation Reserve was established to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action, with an initial balance as of October 26, 2001 (Effective Date) of $3.0 million. The Litigation Reserve was increased by $3.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, based on estimated future expenses with respect to the Bondholder Action and the Committee Action. The Litigation Reserve was further increased by the additional amount of $3.0 million during the period from October 1, 2002 though September 30, 2003. Each of these increases was based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing these actions.

5. Other increases

     The Liquidation Trust’s cash investments yielded interest income, increasing net assets in liquidation, of $0.5 million during the period from October 1, 2002 through September 30, 2003 and $1.2 million during the period from October 26, 2001 (Effective Date) through September 30, 2002. The decrease in interest income resulted from a $15.8 million decrease in total cash available for investment during the period from October 1, 2002 through September 30, 2003, as well as a general decrease in interest rates.

     Realization of other miscellaneous assets in excess of their estimated net fair value recorded as of October 26, 2001 (Effective Date) further increased net assets in liquidation by $2.3 million during the period from October 1, 2002 through September 30, 2003 and $0.6 million during the period from October 26, 2001 (Effective Date) through September 30, 2002. The $2.3 million increase in estimated net fair value during the period from October 1, 2002 through September 30, 2003 is primarily due to one item. In September 2003, the Liquidation Trust received $2.0 million as proceeds of the liquidation of the Debtor’s former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust. As a result, these proceeds constitute the majority of the Liquidation Trust’s other increases in net assets in liquidation for the period from October 1, 2002 through September 30, 2003.

B. Cash Receipts and Disbursements

     The following table summarizes cash receipts and disbursements for the periods as indicated:

		For the period from
	For the period from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
($ in thousands)	September 30, 2003	September 30, 2002

Cash receipts	$17,511	$15,662

Legal and professional fees:
Litigation	3,919	3,121
Preference recoveries	2,414	2,721
Trust operations	1,699	2,707
Operating expenses	2,331	2,396
Claims payments	2,323	11,400
Distributions paid	20,629	23,055

Total disbursements	33,315	45,400

Net decrease in cash and cash equivalents	$(15,804)	$(29,738)

1. Cash receipts

     Most of the cash receipts are from collections of Preference Receivables. Preference collections have been ongoing and reasonably consistent since the preference actions were filed in mid-2001. The increase in cash receipts for the period from October 1, 2002 through September 30, 2003 is primarily attributable to the $2.0 million receipt from the insurance carrier liquidation discussed under “Other Increases”, in the section above.

2. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities. The litigation, primarily the Committee Action, has become increasingly complex and more active during the period from October 1, 2002 through September 30, 2003 as compared to the period from October 26, 2001 (Effective Date) through September 30, 2002.

     Preference recovery fees were 18.1% and 20.0% of preference collections for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, respectively. The fees for preference settlements are largely earned and paid on a contingent basis, and are set at a declining rate for larger cases. A significant number of larger cases were settled during the current period, resulting in a lower fee percentage during the period from October 1, 2002 through September 30, 2003 as compared to the period from October 26, 2001 (Effective Date) through September 30, 2002.

     Legal fees for Liquidation Trust operations have decreased during the period from October 1, 2002 through September 30, 2003 as compared to the period from October 26, 2001 (Effective Date) through September 30, 2002 because the number and type of open matters is steadily growing smaller.

3. Operating expenses

     Operating expenses during the period from October 1, 2002 through September 30, 2003 were substantially comparable to those during the period from October 26, 2001 (Effective Date) through September 30, 2002. Although the number of Liquidation Trust employees has decreased during the current period, the related decrease in payroll has been offset, in part, by severance paid to the terminated employees.

4. Claims payments

     Payments of Unimpaired Claims were significantly lower during the period from October 1, 2002 through September 30, 2003 than during the period from October 26, 2001 (Effective Date) through September 30, 2002 because $8.7 million of Unimpaired Claims had been allowed as of October 26, 2001 (Effective Date), but payments were not permitted until after the Plan became effective on the Effective Date. These one-time payments with respect to $8.7 million of Allowed Claims, the majority of which were paid prior to September 30, 2002, were primarily for professional fees, Claims settlements allowed in the Plan, and employee Claims for unpaid vacation and severance.

5. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. As described under “Distributions authorized,” above, the Initial Distribution was authorized during August 2002 at a rate of 4.515%, and the second interim Distribution during June 2003 at the rate of 2.058%. Some Allowed Impaired Claims received both their Initial and second interim Distributions during the period from October 1, 2002 through September 30, 2003 as they were allowed during this period.

C. Cash and selected contingency and other reserves

1. Cash and cash equivalents

     The Liquidation Trust’s cash and cash equivalents balance decreased from $62.6 million at September 30, 2002 by $15.8 million to $46.8 million as of September 30, 2003. The decrease resulted primarily from Distributions to holders of Beneficial Interests, cash disbursements associated with the costs of liquidation, and payments to holders of Unimpaired Claims, partially offset by cash receipts primarily from preference actions.

     The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved, (c) Restricted or (d) Other. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.

     a.     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $7.1 million as of September 30, 2003 was based on the cumulative Distribution rate of 6.573%, for $9.3 million of Allowed but unpaid Impaired Claims plus $98.4 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $15.3 million as of September 30, 2002 was based on the Initial Distribution rate of 4.515%, for $85.4 million of Allowed but unpaid Impaired Claims plus $254.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserve (the “Reserve Order”).

     b.     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $11.9 million from September 30, 2002 to September 30, 2003, to a balance of $24.3 million, as a result of decreases in various liability and contingency reserves, as discussed below and itemized in Note 11 to the Financial Statements.

     c.     As of September 30, 2003, Restricted Cash of $9.7 million relates primarily to the Secured Claim asserted by Kemper. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $9.0 million as of September 30, 2003 to secure payment of certain Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, described under Item 3., Legal Proceedings, above, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the Letter of Credit and other amounts held by Kemper. Because a mutually agreeable basis for valuation of the Insurance Claims has not been established, however, the Liquidation Trust has continued to value the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. Resolving the Insurance Claims for less than the full amount of the letter of credit would release any such difference from Restricted Cash and from Unimpaired Claims payable, and accordingly, increase net assets in liquidation. The ultimate fair value of the Kemper Claim is likely to differ from its estimated fair value and the difference may be significant. Restricted Cash decreased primarily as a result of payments relating to the Insurance Claims during the period from October 1, 2002 through September 30, 2003.

2. Significant contingent reserves

     The estimated amounts of the operating expenses of the Liquidation Trust and estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan are recorded as liabilities in the Statements of Net Assets in Liquidation. Certain other reserves required under the terms of the Plan represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net Assets in Liquidation. These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation. Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests. Significant contingent reserves include the Fleet Reserve, the Disputed Claims Reserve, and the Impaired Claims Reserve, as follows:

     a.     Fleet Reserve

     A stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”) was incorporated in the terms and conditions of the Reserve Order. The Liquidation Trust agreed to increase the Fleet Reserve to an ultimate total of $11.0 million. Pursuant to the stipulation’s terms, the Fleet Reserve reached a balance of $8.4 million as of September 30, 2002, and further was increased to the full required balance of $11.0 million by September 30, 2003. In exchange, Fleet agreed to withdraw certain motions related to the Bondholder Action and the Committee Action, which enabled the Liquidation Trust to proceed with the Initial Distribution on a timely basis. The increase resulted from a negotiated settlement to facilitate the Initial Distribution, which otherwise would have been delayed because of protracted litigation. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in these Actions, should prevail. No liability has been recorded in connection with the Fleet Reserve because the Liquidation Trust does not consider Fleet likely to prevail in either of these actions.

     b.     Disputed Unimpaired Claims Reserves

     The Reserve Order approved by the Bankruptcy Court established the amounts of reserves required with respect to various Disputed Claims (the “Claims Reserves”). Total Claims Reserves for Unimpaired Claims (which exclude the Kemper Insurance Claim) required under the Reserve Order totaled $2.4 million as of September 30, 2003. Of this amount, $2.0 million was already accrued in Unimpaired Claims payable, requiring a contingent reserve for Excess Disputed Unimpaired Claims of $0.4 million as of September 30, 2003. As of September 30, 2002, of the total Claims Reserves for Unimpaired Claims of $12.9 million, $5.3 million was already accrued by the Liquidation Trust as part of Unimpaired Claims payable. The balance of the Claims Reserves required under the Reserve Order, $7.6 million, was included in the Liquidation Trust’s contingent reserves as the Excess Disputed Unimpaired Claims Reserve.

     The decrease in the amount of Excess Disputed Unimpaired Claims Reserve from September 30, 2002 to September 30, 2003 was attributable to the Liquidation Trust’s ongoing progress in expunging, or arranging for the withdrawal of, Unimpaired Claims with no continuing validity and in settling Unimpaired Claims for amounts substantially less, in the aggregate, than the original amounts claimed. By September

30, 2003, the disputed portion of Unimpaired Claims, other than the Insurance Claims (see above), was immaterial.

     c.     Impaired Claims Reserve

     The Reserve Order also established an Impaired Claims Reserve, which totaled $6.5 million as of September 30, 2003 and $11.5 million as of September 30, 2002 at the then current cumulative Distribution rate. The Impaired Claims Reserve represents an equity interest in the net assets, if any, after payment of all Trust liabilities, for the benefit of holders of Impaired Claims which remain disputed. The decrease in the Impaired Claims Reserve from September 30, 2002 to September 30, 2003 reflects the decrease in the value of Disputed Impaired Claims, partially offset by the increase in the cumulative Distribution rate from 4.515% to 6.573%.

     As of September 30, 2003 and September 30, 2002, the asserted value of Disputed Impaired Claims was $128.2 million and $345.4 million, respectively. During the period from October 1, 2002 through September 30, 2003, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $217.2 million by settling Impaired Claims for amounts which, in aggregate, were substantially less than the original amounts claimed, and by expunging, or arranging for the waiver of Impaired Claims with no continuing validity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     As the Liquidation Trust’s investment activities are limited by the terms of the Plan and the Bankruptcy Code, the disclosures of Item 305 of Regulation S-K with regard to Market Risk are not applicable, and therefore are omitted.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary financial data required by this Item 8 are set forth in Item 15 of this Form 10-K. Any information which has been omitted is either inapplicable or not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 [and 15-5(e)]. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2003.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

     Conrad F. Hocking, the Liquidation Trustee, age 50, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust. In May of 2000, Mr. Hocking was appointed as Chief Executive Officer and Chief Financial Officer of Hechinger. Prior thereto, Mr. Hocking served as Chief Financial Officer commencing in October of 1999. Immediately prior to the time of Hechinger’s Chapter 11 bankruptcy filing, in June of 1999, Mr. Hocking was named Vice President – Finance and Acting Chief Financial Officer, after previously serving as Director – Planning and Analysis. Mr. Hocking holds a Bachelor of Science degree from George Mason University. Mr. Hocking’s principal business address is 1801 McCormick Drive, Suite 165, Largo, Maryland 20774.

     The Liquidation Trust does not have directors or executive officers. All of the management and executive authority over the Liquidation Trust resides in the Liquidation Trustee, who has the full right, power and discretion to manage the Liquidation Trust. The Liquidation Trust Agreement prescribes the following material duties and powers of the Liquidation Trustee:

•	Exercising all power and authority which could have been exercised by any officer, director or shareholder of the Debtors;

•	Collecting and liquidating all assets, including pursuing, prosecuting or settling all litigation and other claims of the Liquidation Trust against third parties;

•	Objecting to claims against the Debtors and defending, compromising or settling such claims;

•	Making Distributions or payments to holders of Allowed Claims; and

•	Assuring compliance of the Liquidation Trust in matters such as maintaining books and records, determining and paying for applicable insurance, entering into agreements and signing documents, filing tax returns, and taking all other actions, consistent with the Plan, which the Liquidation Trustee deems necessary or desirable with respect to administering the Plan.

     The Liquidation Trust has no Board of Directors, no Audit Committee, and no director serving as a designated financial expert, as the Liquidation Trust is a limited-purpose entity with a narrowly specified purpose, limited life, and minimal staffing. The actions of the Liquidation Trustee are prescribed by the Liquidation Trust Agreement, and circumscribed by the requirements of the Bankruptcy Code and of the Plan. The Liquidation Trustee periodically reports to the Committee as to the status of all material litigation and claims objections and all other material matters affecting the Liquidation Trust. Additionally, the Liquidation Trustee provides written notice to the Committee prior to taking any action regarding the following matters:

•	Settlements for which the Bankruptcy Court had previously required approval by the Official Committee of Unsecured Creditors (i.e., based upon the significance and type of claim);

•	Distributions or payments to holders of Allowed Claims;

•	Engaging and compensating consultants, agents, employees and all professional persons, other than those already approved by the Bankruptcy Court; and

•	All other material matters and decisions.

     A proposed action is deemed approved by the Committee unless the Liquidation Trustee receives objections from a majority of the members of the Committee within ten days after written notice is provided to the Committee. In the event of an objection by the Committee which cannot be resolved consensually, the matter will be resolved by the Bankruptcy Court, pursuant to the terms of the Plan and the Liquidation Trust Agreement.

     The Bankruptcy Court continues to maintain jurisdiction over the Liquidation Trust in all significant matters, such as:

•	Protecting the property of the Liquidation Trust from interference, authorizing sales of assets and approving Distributions or payments to holders of Allowed Claims; and

•	Taking any other action to enforce and execute the Plan.

     The Code of Ethics filed as Exhibit 14.1 to this Form 10-K has been executed by the Liquidation Trustee and by all Liquidation Trust employees.

Item 11. Executive Compensation

     The Liquidation Trustee is currently employed on a full-time basis and is paid an annual salary of $343,600. The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits. During the period from October 1, 2002 through September 30, 2003, salary payments to the Liquidation Trustee totaled $343,600. The Liquidation Trustee is entitled to be reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the period from October 1, 2002 through September 30, 2003, reimbursements for such expenses, which are subject to Committee review, totaled $31,627, primarily for repairs to the Liquidation Trust’s AS/400 computer, travel, and supplies purchased for the Liquidation Trust’s office. The Committee or the Liquidation Trustee may determine that the Liquidation Trustee is required solely on a part-time basis, at which time the Liquidation Trustee will be employed part-time and be compensated at the rate of $190.00 per hour.

     The Liquidation Trustee is irrevocably entitled to a severance payment in the fixed amount of $278,087 pursuant to a retention program approved by the Bankruptcy Court by order dated September 10, 1999 and pursuant to the Liquidation Trust Agreement, which will be paid upon the earliest of (i) his resignation as Trustee, (ii) termination of his appointment or removal as Liquidation Trustee, or (iii) reduction of his duties as Liquidation Trustee to a part-time basis of less than forty hours per week.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

     The Liquidation Trust does not have any securities that vote for the election of the Liquidation Trustee and, consequently, does not have any “voting securities” within the meaning of the Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities. The Liquidation Trustee is not a beneficial owner of any Beneficial Interests. The Liquidation Trustee has no knowledge of any arrangements which may result in a change of control of the Liquidation Trust.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     Fees paid to the Liquidation Trust’s principal accounting firm during the periods as indicated were:

($ in thousands)		For the period from
	For the period from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
	September 30, 2003	September 30, 2002

Audit services	$53	$29
Audit-related services	—	—
Tax services	—	—
Other	—	—

Total	$53	$29

     The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements

Financial Statements as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002

2.	Financial Statement Schedules

Financial statement schedules are either not applicable or the required information has been provided in the financial statements or the notes thereto, filed herewith under Item 15.

3.	Exhibits

The following exhibits are filed with this Form 10-K:

Exhibit
No.	Description

2.1*	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1*	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et. al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1**	Code of Ethics.

23.1**	Consent of Independent Accountants.

31.1**	Certification by Liquidation Trustee pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2*	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3*	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4*	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5**	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

* Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

**Filed herewith.

4.	Filings on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: December 22, 2003	By: /s/ Conrad F. Hocking

Name: Conrad F. Hocking
Title: Liquidation Trustee

Index to Financial Statements
Hechinger Liquidation Trust

Financial Statements as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002

To The Liquidation Trustee
Hechinger Liquidation Trust

INDEPENDENT ACCOUNTANTS’ REPORT

We have audited the Statements of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust”) as of September 30, 2003 and September 30, 2002 and the related Statements of Changes in Net Assets in Liquidation and Statements of Cash Receipts and Disbursements for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002. The financial statements are the responsibility of the Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Liquidation Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to confirm preference receivables aggregating $5.955 million as of September 30, 2003 and $10.042 million as of September 30, 2002 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of preference receivables through alternative procedures.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2003 and September 30, 2002 and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.

As described in Note 1, preparation of the financial statements on the liquidation basis of accounting requires that management make a number of assumptions including those regarding the resolution of disputed claims and the estimated costs of liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in claims payable, estimated costs of liquidation, and net assets recorded in the accompanying Statements of Net Assets in Liquidation.

/s/ Kaiser, Scherer & Schlegel, PLLC

Washington, D.C.
December 16, 2003

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2003	September 30, 2002

Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$7,136	$15,337
Reserved	24,288	36,231
Restricted	9,730	10,939
Other	5,683	134

Total cash and cash equivalents	46,837	62,641
Preference receivables (net of costs of recovery of $1,491 and $2,860, respectively)	5,955	10,042
Other assets	1,503	2,507

Total assets	54,295	75,190

Liabilities
Unimpaired claims payable	11,044	15,421
Convenience claims payable	22	47
Uncashed claims checks	377	31
Distributions payable to holders of allowed impaired claims	665	3,854
Estimated costs of liquidation	7,611	11,655

Total liabilities	19,719	31,008

Net Assets in Liquidation	$34,576	$44,182

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

		For the period
	For the period	from
	from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
	September 30, 2003	September 30, 2002

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated fair value of preference receivables, net	$6,830	$4,224
Decrease in estimated fair value of unimpaired claims payable	2,080	7,525
Interest income	482	1,223
Other increases	2,347	632
Increase in estimated costs of liquidation	(3,906)	(7,244)

Increase in Net Assets in Liquidation before distributions authorized	7,833	6,360

Distributions authorized	(17,439)	(26,909)

Net decrease in Net Assets in Liquidation after distributions authorized	(9,606)	(20,549)
Net Assets in Liquidation at beginning of period	44,182	64,731

Net Assets in Liquidation at end of period	$34,576	$44,182

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

		For the period
	For the period	from
	from	October 26, 2001
	October 1, 2002	(Effective Date)
	through	through
	September 30, 2003	September 30, 2002

Cash receipts
Preference collections, before costs of recovery	$13,345	$13,634
Other receipts	3,684	805
Interest income	482	1,223

Total cash receipts	17,511	15,662

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	3,919	3,121
Preference recoveries	2,414	2,721
Trust operations	1,699	2,707
Operating expenses	2,331	2,396
Unimpaired claims	2,306	11,177
Convenience claims	17	223

Total cash disbursements	12,686	22,345

Increase/(decrease) in cash and cash equivalents before distributions paid	4,825	(6,683)

Distributions paid	20,629	23,055

Decrease in cash and cash equivalents	(15,804)	(29,738)
Cash and cash equivalents at beginning of period	62,641	92,379

Cash and cash equivalents at end of period	$46,837	$62,641

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Notes to Financial Statements

1. Background and Basis of Presentation

Background

     Hechinger Liquidation Trust (the “Liquidation Trust”) was established effective October 26, 2001 (the “Effective Date”) in accordance with the Revised First Amended Consolidated Plan of Liquidation (the “Plan”) for Hechinger Investment Company of Delaware, Inc. and its affiliates (the “Debtors”), which had filed for bankruptcy under Chapter 11, Title 11 of the United States Code (the “Bankruptcy Code”). The Plan was confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) by an order dated October 5, 2001. The Liquidation Trust is governed under the terms of a Liquidation Trust Agreement.

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

     The Liquidation Trust exists primarily for the benefit of the majority of claimants who will not be repaid in full. These Claims are referred to as “Impaired Claims” because the rights of the claimants have been impaired by the Debtors’ bankruptcy. Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) (each a “Class”) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately Allowed. When and to the extent Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims become holders of Beneficial Interests in accordance with the Plan.

     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all liabilities of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 12).

     In August 2002, the Bankruptcy Court signed an order (the “Reserve Order”) allowing a motion by the Liquidation Trust to establish the amounts of reserves for Disputed Claims (the “Disputed Claims Reserves”). To the extent that the Disputed Unimpaired Claims Reserve required under the Reserve Order exceeds Unimpaired Claims payable (see Note 6), the balance is a contingent reserve for Excess Disputed Unimpaired Claims (see Note 11). The Reserve Order also authorized the Liquidation Trust to make an initial Distribution (the “Initial Distribution”) to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 4.515% of the Allowed amount of the Impaired Claims, and established a reserve of 4.515% of the estimated amount of Disputed Impaired Claims approved by the Bankruptcy Court. In June 2003, the Liquidation Trust notified the Bankruptcy Court that it would make a second interim Distribution at the rate of 2.058%, and increased the reserve for the remaining Disputed Impaired Claims based on the cumulative 6.573% Distribution rate (see Note 12). The unpaid amount of the Distributions to holders of Allowed Impaired Claims is reflected as a liability in the Statements of Net Assets in Liquidation (see Note 9).

Basis of Presentation

     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. Convenience Claims are also recorded as liabilities, at their estimated payment amount. The Statements of Changes in Net Assets in Liquidation primarily reflect any Distributions paid to holders of Beneficial Interests (as defined below) and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities. The Liquidation Trust’s fiscal year ends on September 30.

     The amounts shown in this document are rounded and are therefore approximate.

     Certain amounts in the financial statements as of September 30, 2002 and for the period from October 26, 2001 (Effective Date) through September 30, 2002 have been reclassified to conform to the presentation for the current year.

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

Cash and Cash Equivalents

     The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Liquidation Trust holds substantially all cash balances in operating and investment accounts in excess of federally insured limits. Cash is classified as: Designated as Available for Distribution to Holders of Impaired Claims, Reserved, Restricted, and Other (see Note 3).

Taxes

     The Liquidation Trust is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

     The Liquidation Trust will pay federal, state and local taxes on the taxable net income and gain allocable to holders of Disputed General Unsecured Claims on behalf of such holders and, when such Disputed Claims are ultimately resolved, holders whose Disputed Claims were determined to be Allowed Claims will receive Distributions from the Liquidation Trust, net of taxes, if any, which the Liquidation Trust previously paid on their behalf.

     The Liquidation Trust incurs no taxable income or gain on its own behalf; therefore, no tax provision is recorded in the financial statements of the Liquidation Trust.

3. Cash

     Cash is invested in highly liquid investments with a maturity of three months or less, and in accordance with Section 345 of the Bankruptcy Code or as otherwise permitted by order of the Bankruptcy Court. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves (see Note 11).

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions. The amount pertaining to the reserve for Disputed Impaired Claims is based on the estimated amount of Disputed Impaired Claims approved by the Bankruptcy Court pursuant to the Reserve Order.

     Available Cash consists of:

	As of	As of
($ in thousands)	September 30, 2003	September 30, 2002

Distributions payable	$665	$3,854
Reserve for remaining Disputed Impaired Claims at 6.573% and 4.515%, respectively	6,471	11,483

Total Available Cash	$7,136	$15,337

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain specific contingencies should occur. See Note 11 for details of specific reserves and their related amounts.

     Restricted Cash consists of cash held as collateral for a letter of credit (see Note 6) and cash held in an escrow account.

     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.

4. Preference Receivables

     Pursuant to the Bankruptcy Code, a debtor may seek to recover, through adversary proceedings in the bankruptcy court, certain transfers of the debtor’s property, including payments of cash, made during the 90 days immediately prior to the commencement of the bankruptcy case. The Bankruptcy Code’s preference statute can be very broad in its application because it allows the debtor to recover payments regardless of whether there was any impropriety in such payments.

     However, there are certain defenses to such claims. For example, transfers made in the ordinary course of the debtor’s and the transferee’s businesses according to ordinary business terms are not recoverable. Furthermore, if the transferee extended credit contemporaneously with or subsequent to the transfer, and prior to the commencement of the bankruptcy case, such extension may constitute an offset against an otherwise recoverable transfer of property.

     The Liquidation Trust has analyzed potential preferential payments recoverable from creditors (“Preference Receivables”) based on payments made to creditors in the 90 days prior to the commencement of the bankruptcy case, with the assistance of preference collections special counsel, a national law and financial services firm specializing in bankruptcy collections, including analysis and recovery of preferences. The estimated fair value of the Preference Receivables is based on the Liquidation Trust’s preference collections experience and that of its preference collections counsel, current settlement negotiations in certain significant cases, and a review of the outstanding preference litigation actions being prosecuted by the Liquidation Trust. The Liquidation Trust’s Preference Receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. As of September 30, 2003, the Liquidation Trust was actively pursuing 90 remaining actions seeking to recover preferential transfers, as well as making collections efforts on numerous default judgments issued.

     During the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust collected $13.3 million and $13.6 million in preference recoveries, and paid $2.4 million and $2.7 million in fees and expenses associated with such recoveries, respectively. In addition to the cash preference recoveries contemplated in the Preference Receivables, a substantial amount of valid Unimpaired Claims have been waived as part of comprehensive settlements in Preference Receivables actions (see Note 6).

     The estimated fair value of Preference Receivables was increased by $6.8 million and $4.2 million during the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, respectively, based on two main factors:

i)	The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes. As a result, the estimates were increased by $1.8 million during the period from October 1, 2002 through September 30, 2003 and by $2.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002.

As of September 30, 2003, only one such case had no assigned value because it was not sufficiently developed to assign a reasonable estimate. Subsequent to year-end, the parties to this case have agreed in principle on a cash settlement of $3.8 million to the Liquidation Trust. The Liquidation Trust has not evaluated the collectibility of the proposed settlement, which may not occur until the Bankruptcy Court approves the agreement, and therefore there is no assurance that this amount will be collected. As of September 30, 2002, there were four such cases with no assigned values.

ii)	Based on the Liquidation Trust’s aggregate collections experience to date, which was favorable compared to the previous estimates, the Liquidation Trust increased the estimated fair value of its preference cases by $5.0 million and $1.7 million during the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, respectively.

     The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

     Other assets consists mainly of a receivable from Kemper Insurance Company (“Kemper”), the insurer for the Debtors’ workers’ compensation claims for a number of years, which is potentially subject to offset as collateral for Kemper’s Secured Claim (see Note 6). Additionally, the Liquidation Trust holds miscellaneous receivables from various former vendors, service providers, and others. Other assets is reported at estimated net fair value, based on either the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.

6. Unimpaired Claims Payable

     Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan which will be paid out at 100% of their

Allowed amount. Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed.

     Unimpaired Claims payable consists of:

	As of	As of
($ in thousands)	September 30, 2003	September 30, 2002

Allowed Claims	$1,392	$1,728
Estimated Fair Value of Disputed Claims	9,652	13,724

Total Unimpaired Claims Payable	$11,044	$15,452

Asserted Value of Disputed Claims	$10,008	$21,952

Number of Disputed Claims	22	119

     During the period from October 1, 2002 through September 30, 2003, the Liquidation Trust paid out $2.3 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $2.1 million. This decrease in estimate resulted from a number of Unimpaired Claims settled for substantially less than the originally estimated fair value of such Claims. The majority of the decrease related to otherwise valid Unimpaired Claims which were waived as part of comprehensive settlements in Preference Receivables actions.

     During the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust paid out $11.2 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $7.5 million. This decrease in estimate resulted from a significant number of Unimpaired Claims being settled for, or in substantive negotiation as of September 30, 2002 at, substantially less than the originally estimated fair value of such Claims. The majority of the reduction related to otherwise valid Unimpaired Claims which were waived subsequent to year-end as part of comprehensive settlements in Preference Receivables actions.

     The largest remaining Disputed Unimpaired Claim is a Secured Claim asserted by Kemper for payment of certain liability claims against the Debtors (the “Insurance Claims”). In addition to certain amounts payable to the Liquidation Trust (see Note 5), Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $9.0 million and $10.1 million as of September 30, 2003 and September 30, 2002, respectively. Kemper and the Liquidation Trust have not established a mutually agreeable basis for determining the fair value of the Insurance Claims. The Liquidation Trust believes that fewer than 50 Insurance Claims remain outstanding as of September 30, 2003, and that the value of these Insurance Claims is substantially lower than the collateral held by Kemper. Because the basis for valuation has not been established, however, the Liquidation Trust has continued to value the Secured Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. On December 3, 2003, the Liquidation Trust filed a complaint in the Bankruptcy Court requesting, among other things, that the Bankruptcy Court fix the amount of the Kemper Claim and compel the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust (see Note 13). The ultimate fair value of this Claim is likely to differ from its estimated fair value and the difference may be significant.

     Unimpaired Claims are valued by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement value of the Claims. The fair value of Unimpaired Claims payable is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. However, no assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Unimpaired Claims, individually or in the aggregate.

7. Convenience Claims Payable

     Convenience Claims payable, valued as a liability at the Liquidation Trust’s best estimate of the aggregate amount that will ultimately be paid, represents General Unsecured Claims which are $2,500 or less in Allowed amount. Under the provisions of the Plan, Convenience Claims, as Allowed, receive a one-time payment of 7.5% of the Allowed amount of the Claim.

8. Uncashed Claims Checks

     Pursuant to the Plan, any Claims payments and Distributions which remain uncashed 90 days following their issuance date are forfeited to the Liquidation Trust for Distribution to other holders of Allowed Claims. Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability.

9. Distributions Payable

     Distributions payable represents 6.573% and 4.515% of the Allowed amount of Impaired Claims for which the Liquidation Trust had not yet paid Distributions as of September 30, 2003 and September 30, 2002, respectively. As of these dates, a number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all information necessary for payment, or were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

10. Estimated Costs of Liquidation

     The Litigation Reserve and the Wind-down Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). As of October 26, 2001 (Effective Date), the Liquidation Trust estimated the necessary Wind-down Reserve to be $9.6 million. During the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust paid out $4.0 million and $5.1 million of expenses from the Wind-down Reserve, respectively. As provided for in the Plan, the Liquidation Trust has increased the remaining Wind-down Reserve by $0.9 million during the period from October 1, 2002 through September 30, 2003 to a total amount of $5.2 million as of September 30, 2003. The Wind-down Reserve was previously increased by $3.7 million during the period from October 26, 2001 (Effective Date) through September 30, 2002 to a total amount of $8.3 million as of September 30, 2002. These increases in estimates were based on updated estimates of the aggregate wind-down expenses of the Liquidation Trust through its anticipated termination.

     The amounts included in the Wind-down Reserve represent the projected costs of operating the Liquidation Trust through its termination. These costs, which include personnel, facilities and professional fees, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing claims resolution and litigation), the anticipated termination date of the Liquidation Trust and other matters. The Liquidation Trust believes the $5.2 million remaining balance of the Wind-down Reserve as of September 30, 2003 is sufficient to cover the projected costs of operating the Liquidation Trust through its termination. Substantially all of the operations of the Liquidation Trust are planned to cease in early 2004; however, provision has been made for certain necessary legal and accounting processes to be completed thereafter. These final items include resolution of all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.

     Pursuant to the Plan, the Liquidation Trust also established a reserve of up to $3.0 million as of October 26, 2001 (Effective Date) to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action (see Note 13) (the “Litigation Reserve”). As provided for in the Plan, the Litigation Reserve was increased by $3.0 million during the period from October 1, 2002 through September 30, 2003 and by $3.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002 based on estimated future expenses. During these same periods, the Liquidation Trust paid out $3.9 million and $3.1 million from the Litigation Reserve, resulting in reserve balances of $2.5 million and $3.4 million as of September 30, 2003 and September 30, 2002, respectively.

     The Liquidation Trust believes that the $2.5 million remaining balance in the Litigation Reserve as of September 30, 2003 is sufficient to cover the costs of pursuing both actions through a decision in the Bondholder Action, expected during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial. The delay in holding the trial of the Committee Action, as well as the potential effect the outcome of the Bondholder Action could have on the remaining course of the Committee Action, may affect the adequacy of the Litigation Reserve. Any future funding of the Litigation Reserve for the Committee Action can only be assessed after a decision is received in the Bondholder Action. Because any increase in the Litigation Reserve requires approval, as provided for in the Plan, an increased estimate would not be reflected in the financial statements of the Liquidation Trust until such time as this estimate of additional future costs, if any, can be determined and the requisite approval is obtained.

     The fair value of estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

     During the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust incurred rent expense of $0.2 million and $0.1 million, respectively, under several short-term leases.

11. Bankruptcy Reserves Required

     Pursuant to the terms of the Plan, the Liquidation Trust is required to establish and maintain various reserves intended, among other things, to assure that Claims are paid in accordance with the funding priorities established in the Plan, to administer the Plan and the Liquidation Trust, and to wind down the affairs of the Debtors. Reserves which represent liabilities that would be recorded in accordance with generally accepted accounting principles (the “Liability Reserves”) are reflected as such in the accompanying Statements of Net Assets in Liquidation. Such Liability Reserves include the Wind-down Reserve and the Litigation Reserve.

     Certain other reserves relate to contingencies which are not deemed probable of actual payment (the “Contingency Reserves”) and therefore are not included as liabilities in the Statements of Net Assets in Liquidation. Such Contingency Reserves include the excess of the Disputed Unimpaired Claims Reserve required, pursuant to the Reserve Order, over Unimpaired Claims payable; a minimum reserve to assure adequate liquidity; and other reserves held pending resolution of certain matters in dispute. The Plan provided for a reserve of $0.4 million, based on a motion filed in the Bankruptcy Court by certain former employees of the Debtors (the “Former Employee Reserve”). In January 2003, the Liquidation Trust was granted its motion to release the Former Employee Reserve by the Bankruptcy Court.

     A stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”) was incorporated in the terms and conditions of the Reserve Order. The Liquidation Trust agreed to increase the Fleet Reserve to an ultimate total of $11.0 million. Pursuant to the stipulation’s terms, the Fleet Reserve reached a balance of $8.4 million as of September 30, 2002, and further was increased to the full required balance of $11.0 million by September 30, 2003. In exchange, Fleet agreed to withdraw certain motions related to the Bondholder Action and the Committee Action (see Note 13), which enabled the Liquidation Trust to proceed with the Initial Distribution on a timely basis.

     The Reserve Order also established a reserve of 4.515% of the estimated amount of Disputed Impaired Claims approved by the Bankruptcy Court pursuant to the Reserve Order, which, as an equity reserve, is designated as part of Available Cash (see Note 3), for Distribution to holders of Disputed Impaired Claims, should such Claims become Allowed. In June 2003, the Liquidation Trust made a second interim Distribution at the rate of 2.058%, and increased the reserve for the remaining Disputed Impaired Claims based on the cumulative 6.573% Distribution rate.

     Reserves, other than those funded by Restricted Cash, or included in Cash Designated as Available for Distribution to Holders of Impaired Claims, consist of:

	As of	As of
($ in thousands)	September 30, 2003	September 30, 2002

Liability Reserves
Wind-down (net of related escrow of $278)	$4,873	$7,998
Litigation	2,460	3,379
Unimpaired Claims (net of collateralized letter of credit of $9,002 and $10,118, respectively)	2,042	5,303
Uncashed Claims Checks	377	31
Convenience Claims	22	47

Total Liability Reserves	9,774	16,758

Contingency Reserves
Fleet	11,000	8,447
Excess Disputed Unimpaired Claims	425	7,559
Preference Settlement Claims	89	60
Former Employees	—	407
Minimum Reserve	3,000	3,000

Total Contingency Reserves	14,514	19,473

Total Reserves	$24,288	$36,231

12. Impaired Claims

     Each holder of an Allowed Impaired Claim is deemed to hold a pro rata Beneficial Interest in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. The Beneficial Interests do not entitle any beneficiary of the Liquidation Trust to any title in or to any of its assets and do not represent an obligation of the Liquidation Trust to pay a sum certain amount. The Beneficial Interests represent only a right to receive a pro rata portion of the net proceeds of the Liquidation Trust assets pursuant to the terms of the Plan.

     The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	September 30, 2003	September 30, 2002

Allowed Claims	$674,508	$595,790
Estimated Fair Value of Disputed Claims	84,219	216,979

Total Estimated Impaired Claims	$758,727	$812,769

Asserted Value of Disputed Claims	$128,213	$345,352

Number of Disputed Claims	172	710

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.

     The Reserve Order authorized the Liquidation Trust to make an Initial Distribution to holders of Allowed Impaired Claims of 4.515% of the Allowed amount of the Impaired Claims. In June 2003, the Liquidation Trust authorized a second interim Distribution of 2.058% of the Allowed amount of Impaired Claims, to the holders of Allowed Impaired Claims. Distributions authorized during the period from October 1, 2002 through September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution, as well the Initial Distribution payable to holders of the additional $78.7 million of Impaired Claims newly allowed during the period. During the period from October 1, 2002 through September 30, 2003, a total of $20.6 million was paid; $14.5 million to holders of General Unsecured Claims Allowed in the amount of $367.9 million and $6.1 million to holders of Senior Unsecured Claims Allowed at $206.4 million.

     Pursuant to the Reserve Order entered in August 2002, the Liquidation Trust held a total of $38.8 million of Available Cash for Distribution to holders of Impaired Claims, including a reserve for Distribution to holders of Disputed Impaired Claims, should such Disputed Claims become Allowed. A total of $23.1 million was paid to holders of Allowed Impaired Claims prior to September 30, 2002. Of this total, $9.6 million was paid to holders of General Unsecured Claims Allowed at $213.1 million, and $13.4 million to holders of Senior Unsecured Claims Allowed at $206.4 million.

     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust. Of the $19.5 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) to September 30, 2003, $6.0 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million. Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

13. Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Cases before the United States District Court

     The Liquidation Trust is pursuing two major actions on behalf of its beneficiaries in the United States District Court, District of Delaware. Both actions arise from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and have been filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

     The Committee Action

     An amended complaint with respect to the first of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding,

LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”

     This action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors, and assigned to the Liquidation Trust pursuant to the Plan (the “Committee Action”), alleges that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserts unjust enrichment, fraudulent conveyance, and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in payments to former shareholders and related expenses. It also asserts fraudulent conveyance claims against the Pre-petition Lenders and challenges the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan. Fraudulent conveyances, as defined under the Bankruptcy Code, may be set aside by the Bankruptcy Court; in this instance, the Committee Action seeks repayment to the Liquidation Trust of all or a portion of the amounts paid to the Pre-petition Lenders in connection with the 1997 Transactions.

     The Bondholder Action

     The Complaint with respect to the second of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, and styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”

     This action, initially filed on behalf of the holders of Hechinger Company’s senior debt instruments, and assigned to the Liquidation Trust pursuant to the Plan (the “Bondholder Action”), against Fleet (individually and as agent) and General Electric Credit Corporation, alleges that the 1997 Transactions effected a breach of the applicable indenture, and that the Plaintiff is entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments. Pursuant to the terms of the Plan, net proceeds from the Bondholder Action, if any, will be allocated 60% to the senior debt holders (i.e., Class 4A – Senior Unsecured Claims), and 40% to holders of Beneficial Interests in the Liquidation Trust (i.e., Classes 4A, 4B, and 5; respectively, Senior Unsecured, General Unsecured and Subordinated Debentures Claims).

     The Bondholder Action trial was held in October 2003. In accordance with a summary judgement decision issued by the presiding judge in December 2002, the principal issue at trial was whether the value of certain assets and liabilities acquired in the 1997 Transactions was less than $153 million and, if so, by how much. Accordingly, the trial was largely centered around reports by and examination of valuation experts. The post-trial process calls for the parties to the case to submit briefs to the judge, who is expected to make a ruling during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     As of September 30, 2003, 90 preference litigation actions, all filed during or prior to June 2001 against various trade creditors, were being actively prosecuted. The basis for such actions by the Liquidation Trust is described herein under Note 4., Preference Receivables. These actions are in various stages of resolution, ranging from reconciliation, negotiation, discovery and pre-trial hearing, to settlement discussions.

     In addition, on December 3, 2003, the Liquidation Trust filed a complaint in the United States Bankruptcy Court for the District of Delaware styled “Hechinger Liquidation Trust, Plaintiff, vs. Broadspire Services, Inc., Kemper Risk Management Group, American Motorists Insurance Company, Lumbermans Mutual Casualty Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, and National Loss Control Services Corporation, Defendants” (the “Kemper Complaint”).

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $9.0 million as of September 30, 2003 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Litigation and Other Proceedings Against the Liquidation Trust

     Settling claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2003, a total of 214 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

     Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

14. Other

     In September 2003, the Liquidation Trust received $2.0 million as proceeds of the liquidation of the Debtor’s former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust. As a result, these proceeds constitute the majority of the Liquidation Trust’s other increases in Net Assets in Liquidation, as well as other cash receipts, for the period from October 1, 2002 through September 30, 2003. The amount and timing of any future proceeds from the carrier’s liquidation is unknown.

15. Subsequent Events

     The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. As of September 30, 2003, only one such case had no assigned value because it was not sufficiently developed to assign a reasonable estimate. Subsequent to year-end, the parties to this case have agreed in principle on a cash settlement of $3.8 million to the Liquidation Trust. The Liquidation Trust has not evaluated the collectibility of the proposed settlement, which may not occur until the Bankruptcy Court approves the agreement, and therefore there is no assurance that this amount will be collected.

     As described in Note 13, on December 3, 2003, the Liquidation Trust filed the Kemper Complaint, seeking, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust.

Hechinger Liquidation Trust

Index to Exhibits

Exhibit
No.	Description

2.1*	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1*	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et. al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1**	Code of Ethics.

23.1**	Consent of Independent Accountants.

31.1**	Certification by Liquidation Trustee pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2*	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3*	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4*	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5**	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

* Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

**Filed herewith.