Form 10-Q
period 2003-12-31
HECHINGER LIQUIDATION TRUST
filed 2004-02-13
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1801 McCormick Drive, Largo, Maryland	20774
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒     No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	December 31,	September 30,
	2003	2003
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$4,284	$7,136
Reserved	21,203	24,288
Restricted	9,657	9,730
Other	7,817	5,683

Total cash and cash equivalents	42,961	46,837
Preference receivables (net of costs of recovery of $1,001 and $1,491, respectively)	8,955	5,955
Other assets	1,503	1,503

Total assets	53,419	54,295

Liabilities
Unimpaired claims payable	10,919	11,044
Convenience claims payable	21	22
Uncashed claims checks	250	377
Distributions payable to holders of allowed impaired claims	425	665
Estimated costs of liquidation	4,801	7,611

Total liabilities	16,416	19,719

Net Assets in Liquidation	$37,003	$34,576

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the Quarter	For the Quarter
	Ended	Ended
	December 31, 2003	December 31, 2002
Increase/(decrease) in Net Assets in Liquidation
Increase in estimated fair value of preference receivables, net	$3,750	$—
Decrease in estimated fair value of unimpaired claims payable	—	584
Interest income	63	176
Other increases	40	47

Increase in Net Assets in Liquidation before distributions authorized	3,853	807
Distributions authorized	1,426	970

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	2,427	(163)
Net Assets in Liquidation at beginning of period	34,576	44,182

Net Assets in Liquidation at end of period	$37,003	$44,019

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

	For the Quarter	For the Quarter
	Ended	Ended
	December 31, 2003	December 31, 2002
Cash receipts
Preference collections, before costs of recovery	$1,239	$3,738
Interest income	64	176
Other receipts	40	554

Total cash receipts	1,343	4,468

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	1,490	2,093
Trust operations	720	510
Preference recoveries	490	528
Operating expenses	600	659
Unimpaired and convenience claims	126	575
Reissued/(voided) claims checks, net	127	(63)

Total cash disbursements	3,553	4,302

(Decrease)/increase in cash and cash equivalents before distributions paid	(2,210)	166
Distributions paid	1,666	2,595

Decrease in cash and cash equivalents	(3,876)	(2,429)
Cash and cash equivalents at beginning of period	46,837	62,641

Cash and cash equivalents at end of period	$42,961	$60,212

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

     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed pursuant to the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2005, unless the Bankruptcy Court approves an extension of the term.

     Pursuant to the Bankruptcy Code, certain types of Allowed Claims will be paid in full under the Plan. Such Claims are therefore referred to as “Unimpaired Claims.” The Plan defines which types of Claims are paid in full.

     The Liquidation Trust exists primarily for the benefit of the majority of claimants who will not be repaid in full for the amounts the Debtors owed them as of the bankruptcy filing. These Claims are referred to as “Impaired Claims” because the rights of the claimants have been impaired by the Debtors’ bankruptcy. Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately Allowed. When and to the extent Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims become holders of Beneficial Interests in accordance with the Plan.

     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions.

     During August 2002, the Bankruptcy Court authorized the Liquidation Trust to make an initial Distribution to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims), at the rate of 4.515% of the Allowed amount of the Impaired Claims. The Liquidation Trust also established a reserve of 4.515% of the estimated amount of Disputed Impaired Claims, using the estimated value of such Claims approved by the Bankruptcy Court for reserve purposes. During June 2003, the Liquidation Trust made a second interim Distribution at the rate of 2.058%, and increased the reserve for each remaining Disputed Impaired Claim based on the cumulative 6.573% Distribution rate.

Basis of Presentation

     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. Convenience Claims are also recorded as liabilities, at their estimated payment amount. The Statements of Changes in Net Assets in Liquidation primarily reflect any authorized Distributions to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities. The Liquidation Trust’s fiscal year ends on September 30.

     The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2003 and September 30, 2002, and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The amounts shown in this document are rounded and are therefore approximate.

     Certain amounts in the unaudited financial statements for the quarter ended December 31, 2002 have been reclassified to conform to the presentation for the current period.

2. Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the Liquidation Trustee to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results are likely to differ from those estimates and those differences may be significant.

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

     The Liquidation Trust will pay applicable taxes on the taxable income and gain allocable to holders of Disputed General Unsecured Claims on behalf of such holders and, when such Disputed Claims are ultimately resolved, holders whose Disputed Claims were determined to be Allowed Claims will receive Distributions from the Liquidation Trust, net of taxes, if any, which the Liquidation Trust previously paid on their behalf.

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

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions. The amount pertaining to the reserve for Disputed Impaired Claims is based on the estimated amount of Disputed Impaired Claims approved by the Bankruptcy Court pursuant to the Reserve Order. Available Cash does not include Reserved Cash, Restricted Cash, or Other Cash, each further described below.

     Available Cash consists of:

($ in thousands)	As of	As of
	December 31, 2003	September 30, 2003
Distributions payable	$425	$665
Reserve for remaining
Disputed Impaired Claims at 6.573%	3,859	6,471

Total Available Cash	$4,284	$7,136

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain specific contingencies should occur. See Note 10 for details of specific reserves and their related amounts.

     Restricted Cash consists of cash held as collateral for a letter of credit (see Note 6) and cash held in an escrow account.

     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.

4. Preference Receivables

     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $9.0 million, net of estimated costs of recovery of $1.0 million, for 75 preference cases being actively pursued and for settlement collections in progress at December 31, 2003; and $5.9 million, net of estimated costs of recovery of $1.5 million, for 90 preference cases being actively pursued and for settlement collections in progress at September 30, 2003.

     The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. During the quarter ended December 31, 2003, the last remaining such preference case was settled for $3.8 million, resulting in an increase in the estimated fair value of preference receivables of that amount.

     The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

     Other assets consists mainly of a receivable from Kemper Insurance Company (“Kemper”), the insurer for the Debtors’ workers’ compensation claims for a number of years, which is potentially subject to offset as collateral for the Kemper Claim (see Note 6). Additionally, the Liquidation Trust holds miscellaneous receivables from various former vendors, service providers, and others. Other assets is reported at estimated net fair value, based on either the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.

6. Unimpaired Claims Payable

     Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan, which will be paid out at 100% of their Allowed amount. Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed.

     Unimpaired Claims payable consists of:

($ in thousands)	As of	As of
	December 31, 2003	September 30, 2003
Allowed Claims	$1,396	$1,392
Estimated fair value of Disputed Claims	9,523	9,652

Total Unimpaired Claims payable	$10,919	$11,044

Asserted value of Disputed Claims	$9,643	$10,008

Number of Disputed Claims	14	22

     The largest remaining Disputed Unimpaired Claim is a secured Claim asserted by Kemper (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). In addition to certain amounts payable to the Liquidation Trust (see Note 5), Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.9 million and $9.0 million as of December 31, 2003 and September 30, 2003, respectively. The Liquidation Trust believes that the value of these Insurance Claims is substantially lower than the collateral held by Kemper. Kemper and the Liquidation Trust have not established a mutually agreeable basis for determining the fair value of the Insurance Claims; as a result, the Liquidation Trust has continued to value the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. On December 3, 2003, the Liquidation Trust filed a complaint in the Bankruptcy Court requesting, among other things, that the Bankruptcy Court fix the amount of the Kemper Claim and compel the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust (see Note 12). The ultimate fair value of this Claim is likely to differ from its estimated fair value and the difference may be significant.

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

7. Uncashed Claims Checks

     Pursuant to the Plan, any Claims payments and Distributions which remain uncashed for 90 days following their issuance date are forfeited to the Liquidation Trust for Distribution to other holders of Allowed Claims. Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability. Such checks may be reissued upon request of the payee, subject to applicable fees.

8. Distributions Payable

     Distributions payable primarily represents 6.573% of the Allowed amount of Impaired Claims for which the Liquidation Trust had not yet paid Distributions. A number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all the information necessary for payment, or were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

9. Estimated Costs of Liquidation

     The Wind-down Reserve and Litigation Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). The Liquidation Trust believes the Wind-down Reserve of $3.8 million as of December 31, 2003 is sufficient to cover the projected costs of operating the Liquidation Trust, consisting mainly of personnel, facilities and professional fees, through its anticipated termination. Substantially all of the operations of the Liquidation Trust are expected to cease in early 2004, followed by certain necessary legal and accounting processes to be completed thereafter.

     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, primarily those referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). The Liquidation Trust believes the Litigation Reserve of $1.0 million as of December 31, 2003 is sufficient to cover the costs of pursuing both the Bondholder Action and the Committee Action through a decision in the Bondholder Action, expected during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial held in October 2003. The delay in holding the Committee Action trial, as well as the potential effect the outcome of the Bondholder Action trial could have on the remaining course of the Committee Action, may affect the adequacy of the Litigation Reserve. Any future funding of the Litigation Reserve for the Committee Action can only be assessed after a decision is received in the Bondholder Action. Because any increase in the Litigation Reserve requires approval, as provided for in the Plan, an increased estimate would not be reflected in the financial statements of the Liquidation Trust until such time as this estimate of additional future costs, if any, can be determined and the requisite approval is obtained.

     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

10. Bankruptcy Reserves Required

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

($ in thousands)	As of	As of
	December 31, 2003	September 30, 2003
Liability Reserves
Wind-down (net of related escrow of $278)	$3,552	$4,873
Litigation	970	2,460
Unimpaired Claims (net of collateralized letter of credit of $8,918 and $9,002, respectively)	2,001	2,042
Uncashed Claims checks	250	377
Convenience Claims	21	22

Total Liability Reserves	6,794	9,774

Contingency Reserves
Fleet	11,000	11,000
Excess Disputed Unimpaired Claims	350	425
Preference settlement Claims	59	89
Minimum reserve	3,000	3,000

Total Contingency Reserves	14,409	14,514

Total Reserves	$21,203	$24,288

     The Fleet reserve, established pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust, is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should prevail. No liability has been accrued in connection with the Fleet reserve because the Liquidation Trust does not consider Fleet likely to prevail in either of these actions.

11. Impaired Claims

     The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	December 31, 2003	September 30, 2003
Allowed Claims	$696,202	$674,508
Estimated fair value of Disputed Claims	56,621	84,219

Total estimated Impaired Claims	$752,823	$758,727

Asserted value of Disputed Claims	$85,271	$128,213

Number of Disputed Claims	128	172

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The decrease in estimated fair value from September 30, 2003 to December 31, 2003 resulted primarily from (i) the settlement of a number of lease rejection Claims at less than the previously estimated amounts and (ii) vendor waivers of Claims, which had previously been included in the fair value estimate, as a result of preference settlement negotiations.

12. Contingencies

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

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for the Insurance Claims, a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.9 million and $9.0 million as of December 31, 2003 and September 30, 2003, respectively, to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2003 and September 30, 2003 and for the quarters ended December 31, 2003 and December 31, 2002, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included in Part I of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the quarter ended December 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

I. Accounting Policies and Estimates

     The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements, and net assets in liquidation is based on the Unaudited Liquidation Trust Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these financial statements, the Liquidation Trustee is required to make certain estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value, resolution of disputed claims, resolution of current and potential litigation and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

     The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2003.

II. Changes in Net Assets in Liquidation

     Significant financial activities of the Liquidation Trust during the periods reflected below include Distributions authorized and payments to claimants of various Classes, settlement of Claims asserted, pursuit of preference receivables and other litigation, and carrying out the liquidation activities of the Liquidation Trust.

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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the quarter	For the quarter
	ended	ended
	December 31, 2003	December 31, 2002
Distributions authorized	$(1,426)	$(970)
Changes in estimates – increase/(decrease) in net assets in liquidation:
Preference receivables	3,750	—
Unimpaired claims payable	—	584
Net other increases	103	223

Net increase/(decrease) in net assets in liquidation	$2,427	$(163)

A. Distributions authorized

     Distributions at the rate of 6.573%, totaling $1.4 million, were authorized during the quarter ended December 31, 2003 to holders of $21.7 million of Impaired Claims newly allowed during the period. Distributions at the rate of 4.515%, totaling $1.0 million, were authorized during the quarter ended December 31, 2002 to holders of $21.5 million of Impaired Claims newly allowed during the period.

B. Changes in estimates

1.	Estimated fair value of preference receivables

     The estimated fair value of preference receivables increased by $3.8 million during the quarter ended December 31, 2003. The increase was due to the settlement of the last remaining large preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value.

     There was no change in the estimated fair value of preference receivables during the quarter ended December 31, 2002 as (i) none of the larger cases was sufficiently developed to value, and (ii) not enough of the preference cases estimated in the aggregate had been settled for amounts substantially different from the previous estimates to substantiate a material change in the fair value estimate for the remaining cases.

2.	Estimated fair value of unimpaired claims payable

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

     Based on its quarterly assessments, the estimated fair value of the remaining Disputed Unimpaired Claims as of December 31, 2003 remained unchanged, while the estimated fair value of Unimpaired Claims payable was decreased by $0.6 million as of December 31, 2002.

III. Cash Receipts and Disbursements

     The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the quarter	For the quarter
	ended	ended
	December 31, 2003	December 31, 2002
Cash receipts	$1,343	$4,468
Cash disbursements:
Legal and professional fees:
Litigation	1,490	2,093
Trust operations	720	510
Preference recoveries	490	528
Operating expenses	600	659
Claims paid	253	512

Total cash disbursements	3,553	4,302

Distributions paid	1,666	2,595

Net cash outflow	$(3,876)	$(2,429)

A. Cash receipts

     Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001. Cash receipts during the quarter ended December 31, 2003 were significantly lower than during the quarter ended December 31, 2002 mainly for two reasons. A single preference case resulted in a collection of $1.7 million during the quarter ended December 31, 2002. Additionally, fewer preference cases were settled, and proceeds collected, during the quarter ended December 31, 2003 than during the quarter ended December 31, 2002, because the number of remaining preference cases decreased as a result of ongoing preference settlement efforts.

B. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

     The litigation fees, for the Bondholder Action and the Committee Action, during the quarter ended December 31, 2003 were substantially lower than during the quarter ended December 31, 2002 primarily due to a decrease in fees related to the Committee Action trial, which was adjourned during September 2003 without a new date, pending the outcome of the Bondholder Action trial. The Committee Action case was in the discovery phase, incurring significant fees during the quarter ended December 31,

2002. The decrease in fees related to the Committee Action was partially offset by fees related to the Bondholder Action trial held in October 2003.

     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the services of counsel prosecuting the Bondholder Action and the Committee Action, and the firm pursuing preference collections on a contingency-fee basis. Certain of the largest preference claims suits are handled by Liquidation Trust counsel on an hourly basis and the related fees are included in Liquidation Trust operations. The increase in fees for Liquidation Trust operations during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 results primarily from legal fees associated with a preference case settled for $3.8 million (see II., B. “Changes in estimates,” above).

     Preference recovery fees during the quarter ended December 31, 2003 were comparable to those during the quarter ended December 31, 2002, although preference receipts decreased significantly during the current period when compared to the prior period, primarily because preference recovery fees were unusually low, relative to collections, for the quarter ended December 31, 2002. The fees for most preference settlements are contingent, and are set at a declining rate for larger cases, a number of which were settled during that prior period. Additionally, a case resulting in a $1.7 million collection during the quarter ended December 31, 2002 was handled by counsel for Liquidation Trust operations, and the related expense included in the Statements of Cash Receipts and Disbursements under “Legal and professional fees — Trust operations” as incurred.

C. Operating expenses

     Operating expenses during the quarter ended December 31, 2003 were comparable to those during the quarter ended December 31, 2002. The number of Liquidation Trust employees decreased during the current period, resulting in lower payroll, offset in part by a lump sum pre-payment for office space.

D. Claims payments

     Payments of Unimpaired Claims were significantly lower during the quarter ended December 31, 2003 than during the quarter ended December 31, 2002 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.

E. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. An initial Distribution was authorized during August 2002 at a rate of 4.515%, and a second interim Distribution during June 2003 at the rate of 2.058%. As a result, during the quarter ended December 31, 2003, the holders of Allowed Impaired Claims received the cumulative Distribution rate of 6.573% compared to the initial Distribution rate of 4.515% during the quarter ended December 31, 2002. Offsetting the Distribution rate increase, however, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.

IV. Net Assets in Liquidation

A. Cash and cash equivalents and preference receivables

     The Liquidation Trust’s cash and cash equivalents balance of $43.0 million and $46.8 million as of December 31, 2003 and September 30, 2003, respectively, is classified as either (a) Available Cash, (b) Reserved, (c) Restricted or (d) Other.

     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $4.3 million as of December 31, 2003 was based primarily on the cumulative Distribution rate of 6.573%, for $5.9 million of Allowed but unpaid Impaired Claims plus $58.7 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $7.1 million as of September 30, 2003 was also based primarily on the cumulative Distribution rate of 6.573%, for $9.3 million of Allowed but unpaid Impaired Claims plus $98.4 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the “Reserve Order”).

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $3.1 million from September 30, 2003 to December 31, 2003, to a balance of $21.2 million, as a result of decreases in various liability and contingency reserves, as discussed below and itemized in Note 11 to the Unaudited Liquidation Trust Financial Statements filed herein.

     As of December 31, 2003, Restricted Cash of $9.7 million related primarily to the Kemper Claim discussed in “Liabilities,” below.

     Preference receivables, net of costs of recovery, increased by $3.0 million from September 30, 2003 to December 31, 2003, to a balance of $9.0 million primarily due to an increase in estimated fair value of the remaining preference receivables of $3.8 million, partially offset by preference collections during the period of $0.8 million, net of costs of recovery. This increase in the estimated fair value is discussed in “Changes in estimates”, above.

B. Liabilities

     Unimpaired Claims payable as of December 31, 2003 consisted of Disputed Unimpaired Claims with an estimated fair value of $9.6 million and Allowed but unpaid Unimpaired Claims totaling $1.4 million. The remaining Disputed Unimpaired Claims consists of 14 Claims asserted (or estimated for reserve purposes if no Claim amount was specified) at $9.9 million. Most of this amount consists of a Claim filed by Kemper relating to certain insurance claims. The Kemper Claim is secured by a letter of credit, and its fair value is estimated at the outstanding letter of credit balance of $8.9 million as of December 31, 2003 (see “Contingencies”, below). If all remaining Disputed Unimpaired Claims were to be allowed at their asserted or reserved amounts, net assets in liquidation would not be materially reduced.

     Estimated costs of liquidation decreased by $2.8 million from September 30, 2003 to December 31, 2003, to a balance of $4.8 million. The decrease is due to disbursements totaling $1.3 million from the Wind-down Reserve and $1.5 million from the Litigation Reserve.

C. Contingency reserves

     The most significant component in contingency reserves is the Fleet reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust. The Fleet reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should prevail. No liability has been accrued in connection with the Fleet reserve because the Liquidation Trust does not consider Fleet likely to prevail in either of these actions.

V. Contingencies

Cases before the United States District Court

     The Bondholder Action trial was held in October 2003. In accordance with a summary judgement decision issued by the presiding judge in December 2002, the principal issue at trial was whether the value of certain assets and liabilities acquired during a 1997 merger transaction was less than $153 million and, if so, by how much. Accordingly, the trial was largely centered around reports by and examination of valuation experts. The post-trial process calls for the parties to the case to submit briefs to the judge, who is expected to make a ruling during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     On December 3, 2003, the Liquidation Trust filed a complaint in the United States Bankruptcy Court for the District of Delaware styled “Hechinger Liquidation Trust, Plaintiff, vs. Broadspire Services, Inc., Kemper Risk Management Group, American Motorists Insurance Company, Lumbermans Mutual Casualty Company, American Manufactures Mutual Insurance Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, and National Loss Control Services Corporation, Defendants” (the “Kemper Complaint”).

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.9 million as of December 31, 2003 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2003.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Cases before the United States District Court

     The Bondholder Action trial was held in October 2003. In accordance with a summary judgement decision issued by the presiding judge in December 2002, the principal issue at trial was whether the value of certain assets and liabilities acquired during a 1997 merger transaction was less than $153 million and, if so, by how much. Accordingly, the trial was largely centered around reports by and examination of valuation experts. The post-trial process calls for the parties to the case to submit briefs to the judge, who is expected to make a ruling during 2004. The trial of the Committee Action, previously scheduled for January 2004, was adjourned without a new date, pending the outcome of the Bondholder Action trial.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     On December 3, 2003, the Liquidation Trust filed a complaint in the United States Bankruptcy Court for the District of Delaware styled “Hechinger Liquidation Trust, Plaintiff, vs. Broadspire Services, Inc., Kemper Risk Management Group, American Motorists Insurance Company, Lumbermans Mutual Casualty Company, American Manufactures Mutual Insurance Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, and National Loss Control Services Corporation, Defendants” (the “Kemper Complaint”).

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.9 million as of December 31, 2003 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

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

HECHINGER LIQUIDATION TRUST

Date: February 13, 2004	By:	/s/ Conrad F. Hocking Name: Conrad F. Hocking Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.