Form 10-Q
period 2004-03-31
HECHINGER LIQUIDATION TRUST
filed 2004-05-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check one

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004 or

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

Yes [x]           No [  ]

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust

Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of	As of
	March 31,	September 30,
	2004	2003
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$3,505	$7,136
Reserved	23,155	24,288
Restricted	9,559	9,730
Other	9,198	5,683

Total cash and cash equivalents	45,417	46,837
Preference receivables (net of costs of recovery of $1,141 and $1,491, respectively)	3,832	5,955
Other assets	2,213	1,503

Total assets	51,462	54,295

Liabilities
Unimpaired claims payable	10,777	11,044
Convenience claims payable	19	22
Uncashed claims checks	164	377
Distributions payable to holders of allowed impaired claims	308	665
Estimated costs of liquidation	6,925	7,611

Total liabilities	18,193	19,719

Net Assets in Liquidation	$33,269	$34,576

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust

Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three months ended
	March 31, 2004	March 31, 2003
Increase/(decrease) in Net Assets in Liquidation
Increase/(decrease) in estimated fair value of preference receivables, net	$(660)	$1,187
(Increase) in estimated fair value of unimpaired claims payable	—	(248)
Interest income	62	123
Other increases	732	199
(Increase) in estimated costs of liquidation	(3,540)	—

Increase/(decrease) in Net Assets in Liquidation before distributions authorized	(3,406)	1,261
Distributions authorized	329	1,519

Net decrease in Net Assets in Liquidation after distributions authorized	(3,735)	(258)
Net Assets in Liquidation at beginning of period	37,004	44,019

Net Assets in Liquidation at end of period	$33,269	$43,761

	For the six months ended
	March 31, 2004	March 31, 2003
Increase/(decrease) in Net Assets in Liquidation
Increase in estimated fair value of preference receivables, net	$3,090	$1,187
Decrease in estimated fair value of unimpaired claims payable	—	336
Interest income	126	299
Other increases	772	245
(Increase) in estimated costs of liquidation	(3,540)	—

Increase in Net Assets in Liquidation before distributions authorized	448	2,067
Distributions authorized	1,755	2,488

Net decrease in Net Assets in Liquidation after distributions authorized	(1,307)	(421)
Net Assets in Liquidation at beginning of period	34,576	44,182

Net Assets in Liquidation at end of period	$33,269	$43,761

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust

Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the six months ended
	March 31, 2004	March 31, 2003
Cash receipts
Preference collections, before costs of recovery	$6,222	$8,112
Interest income	126	299
Other receipts	62	1,233

Total cash receipts	6,410	9,644

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	2,162	2,194
Liquidation Trust operations	1,087	785
Preference recoveries	1,010	1,038
Operating expenses	977	1,345
Unimpaired and convenience claims	270	1,527
Reissued/(voided) claims checks, net	212	(160)

Total cash disbursements	5,718	6,729

Increase in cash and cash equivalents before distributions paid	692	2,915
Distributions paid	2,112	4,246

Decrease in cash and cash equivalents	(1,420)	(1,331)

Cash and cash equivalents at beginning of period	46,837	62,641

Cash and cash equivalents at end of period	$45,417	$61,310

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

     Certain amounts in the unaudited financial statements for the six months ended March 31, 2003 have been reclassified to conform to the presentation for the current period.

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

Taxes

     The Liquidation Trust is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests are treated as grantors; accordingly, their pro rata share of all items of income, gain, loss, deduction and credit are included in the income tax returns of the holders of Beneficial Interests.

     The Liquidation Trust pays applicable taxes on the taxable income and gain allocable to holders of Disputed General Unsecured Claims on behalf of such holders and, when such Disputed Claims are ultimately resolved, holders whose Disputed Claims were determined to be Allowed Claims receive Distributions from the Liquidation Trust net of taxes, if any, which the Liquidation Trust previously paid on their behalf.

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

     Available Cash consists of:

	As of	As of
($ in thousands)	March 31, 2004	September 30, 2003

Distributions payable	$308	$665
Reserve for remaining Disputed Impaired Claims at 6.573%	3,197	6,471

Total Available Cash	$3,505	$7,136

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

4. Preference Receivables

     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $3.8 million, net of estimated costs of recovery of $1.1 million, for 56 preference cases being actively pursued and for settlement collections in progress at March 31, 2004; and $6.0 million, net of estimated costs of recovery of $1.5 million, for 90 preference cases being actively pursued and for settlement collections in progress at September 30, 2003.

     The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. During the three months ended December 31, 2003, the last remaining such preference case was settled for $3.8 million, resulting in an increase in the estimated fair value of preference receivables of that amount. During the three months ended March 31, 2004, this settlement was collected in full.

     The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

     Other assets consists mainly of a receivable from Kemper Insurance Company (“Kemper”), the insurer for the Debtors’ workers’ compensation claims for a number of years, which is potentially subject to offset as collateral for the Kemper Claim (see Note 6). Additionally, the Liquidation Trust holds miscellaneous receivables from various former vendors, service providers, and others, including a settlement of $0.7 million, negotiated and recorded in the three months ended March 31, 2004, which was reached in litigation against a former insurance broker of the Debtors. Other assets is reported at estimated net fair value, based on either the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.

6. Unimpaired Claims Payable

     Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan, which will be paid out at 100% of their Allowed amount. Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed.

     Unimpaired Claims payable consists of:

	As of	As of
($ in thousands)	March 31, 2004	September 30, 2003

Allowed Claims	$1,340	$1,392
Estimated fair value of Disputed Claims	9,437	9,652

Total Unimpaired Claims payable	$10,777	$11,044

Asserted value of Disputed Claims	$9,553	$10,008

Number of Disputed Claims	12	22

     The largest remaining Disputed Unimpaired Claim is a secured Claim asserted by Kemper (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). In addition to certain amounts payable to the Liquidation Trust (see Note 5), Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.8 million and $9.0 million as of March 31, 2004 and September 30, 2003, respectively. The Liquidation Trust believes that the value of these Insurance Claims is substantially lower than the collateral held by Kemper. Kemper and the Liquidation Trust have not established a mutually agreeable basis for determining the fair value of the Insurance Claims; as a result, the Liquidation Trust has continued to value the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. In December 2003, the Liquidation Trust filed a complaint in the Bankruptcy Court requesting, among other things, that the Bankruptcy Court fix the amount of the Kemper Claim and compel the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust (see Note 12). The ultimate fair value of this Claim is likely to differ from its estimated fair value and the difference may be significant.

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

     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). Substantially all of the operations of the Liquidation Trust were previously expected to cease in early 2004; however, the resolution of preference receivables and other litigation, including the Kemper Complaint, and the related Claims, is now expected to extend into 2005, followed by certain necessary legal and accounting processes to be completed thereafter. Therefore, the Wind-down Reserve was increased by $1.5 million as of March 31, 2004. The Liquidation Trust believes the Wind-down Reserve of $4.6 million as of March 31, 2004 is sufficient to cover the projected total costs of operating the Liquidation Trust, consisting mainly of personnel, professional fees and related expenses, through its anticipated termination.

     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, primarily those referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). The trial of the Committee Action, previously scheduled for January 2004, was adjourned in September 2003 without a new date, pending the outcome of the Bondholder Action trial held in October 2003. In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust in the Bondholder Action (see Note 12). Subsequent to March 31, 2004, the Liquidation Trust filed an appeal from this ruling.

     As of December 31, 2003, an assessment of future funding of the Litigation Reserve, if any, was deferred pending a decision in the Bondholder Action. Based on a review of the Bondholder Action ruling and any potential implications for the Committee Action, and of the Liquidation Trust’s alternatives in these matters, the Litigation Reserve was increased by $2.0 million during the three months ended March 31, 2004, in accordance with the procedures set forth in the Plan. The Liquidation Trust believes the Litigation Reserve balance of $2.3 million as of March 31, 2004 is sufficient to cover the estimated total costs of pursuing an appeal of the Bondholder Action and the trial in the Committee Action scheduled for August 2005.

     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

10. Bankruptcy Reserves Required

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

	As of	As of
($ in thousands)	March 31, 2004	September 30, 2003
Liability Reserves
Wind-down (net of related escrow of $278)	$4,348	$4,873
Litigation	2,298	2,460
Unimpaired Claims (net of collateralized letter of credit of $8,839 and $9,002, respectively)	1,939	2,042
Uncashed Claims checks	164	377
Convenience Claims	19	22

Total Liability Reserves	8,768	9,774

Contingency Reserves
Fleet	11,000	11,000
Excess Disputed Unimpaired Claims	373	425
Preference settlement Claims	14	89
Minimum reserve	3,000	3,000

Total Contingency Reserves	14,387	14,514

Total Reserves	$23,155	$24,288

     The Fleet reserve, established pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust, is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both of such actions. No liability has been accrued in connection with the Fleet reserve because the Liquidation Trust has appealed the adverse order and judgment in the Bondholder Action (see Note 12) and does not believe Fleet will ultimately prevail in either of these actions.

11. Impaired Claims

     The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	March 31, 2004	September 30, 2003
Allowed Claims	$700,527	$674,508
Estimated fair value of Disputed Claims	49,452	84,219

Total estimated Impaired Claims	$749,979	$758,727

Asserted value of Disputed Claims	$76,687	$128,213

Number of Disputed Claims	112	172

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The decrease in estimated fair value from September 30, 2003 to March 31, 2004 resulted primarily from (i) the settlement of a number of lease rejection Claims at less than the previously estimated amounts and (ii) vendor waivers of Claims, which had previously been included in the fair value estimate, as a result of preference settlement negotiations.

12. Contingencies

     The Kemper Complaint

     On December 3, 2003, the Liquidation Trust filed a complaint against Kemper and various related entities (the “Kemper Complaint”). In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for the Insurance Claims, a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.8 million and $9.0 million as of March 31, 2004 and September 30, 2003, respectively, to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust.

     In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. Kemper’s response to the Complaint disputes the Liquidation Trust’s estimates. Discovery in the proceeding commenced during the three months ended March 31, 2004, and is expected to continue through the balance of the year. The trial is scheduled for March 2005. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

     The Bondholder Action

     On March 28, 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, which the Liquidation Trust is pursuing against Fleet and General Electric Credit Corp. (“GECC”), directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. There can be no assurance of the outcome of the appeal. Also see the discussion of the Fleet reserve in Note 10.

     The Committee Action

     Subsequent to March 31, 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the unaudited financial statements of the Liquidation Trust as of March 31, 2004 and September 30, 2003 and for the three months and six months ended March 31, 2004 and March 31, 2003, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included in Part I of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the three months ended
($ in thousands)	March 31, 2004	March 31, 2003
Distributions authorized	$(329)	$(1,519)
Changes in estimates – increase/(decrease) in net assets in liquidation:
Costs of liquidation	(3,540)	—
Preference receivables	(660)	1,187
Unimpaired claims payable	—	(248)
Net other increases	794	322

Net decrease in net assets in liquidation	$(3,735)	$(258)

	For the six months ended
($ in thousands)	March 31, 2004	March 31, 2003
Distributions authorized	$(1,755)	$(2,488)
Changes in estimates – increase/(decrease) in net assets in liquidation:
Costs of liquidation	(3,540)	—
Preference receivables	3,090	1,187
Unimpaired claims payable	—	336
Net other increases	898	544

Net decrease in net assets in liquidation	$(1,307)	$(421)

A. Distributions authorized

     Distributions at the rate of 6.573% were authorized to holders of $4.3 million and $26.0 million of Impaired Claims newly allowed during the three months and the six months ended March 31, 2004, respectively. In addition, included in Distributions authorized during such periods, the Liquidation Trust paid applicable taxes on certain taxable income and gain allocable to holders of Disputed General Unsecured Claims on behalf of such holders. Distributions at the rate of 4.515% were authorized to holders of $33.6 million and $55.1 million of Impaired Claims newly allowed during the three months and the six months ended March 31, 2003, respectively.

B. Changes in estimates

     1. Costs of liquidation

     Several events during the three months ended March 31, 2004 caused the Liquidation Trust to revise its estimates of the costs of winding down its operations and prosecuting the actions provided for in the Litigation Reserve:

•	The filing of the Kemper Complaint has not resulted in a negotiated settlement; therefore estimated costs for counsel and experts have been planned through the scheduled March 2005 trial.

•	A number of the trials in preference actions scheduled during the current period were postponed indefinitely in the Bankruptcy Court. Scheduled preference action trials currently extend through the end of 2004, and not all cases have been scheduled.

•	As a result, the resolution of the remaining Claims, final Distributions and other wind-down matters are now expected to extend well into 2005. Certain limited operations of the Liquidation Trust must continue until these matters have been addressed.

     Therefore, the Wind-down Reserve was increased by $1.5 million during the three months ended March 31, 2004.

     The Litigation Reserve was established to cover the costs of the Bondholder Action and of the Committee Action, for which a trial is now scheduled in August 2005. In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust in the Bondholder Action. Subsequent to March 31, 2004, the Liquidation Trust filed an appeal from this ruling.

     As of December 31, 2003, an assessment of future funding of the Litigation Reserve, if any, was deferred pending a decision in the Bondholder Action. Based on a review of the Bondholder Action ruling and any potential implications for the Committee Action, and of the Liquidation Trust’s alternatives in these matters, the Litigation Reserve was increased by $2.0 million during the three months ended March 31, 2004, in accordance with the procedures set forth in the Plan.

     No such increases were made during the three months ended December 31, 2003, nor during the three months and the six months ended March 31, 2003, based on the Liquidation Trust’s evaluation, as of those dates, of the sufficiency of its reserves.

     2. Estimated fair value of preference receivables

     The estimated fair value of preference receivables decreased by $0.7 million during the three months ended March 31, 2004 and increased by a net amount of $3.1 million during the six months then ended. The decrease during the three months ended March 31, 2004 resulted from an increase in the estimated costs of prosecuting the remaining preference actions, which are the most difficult and contentious cases, including the engagement of a consulting firm. The increase during the six months ended March 31, 2004 was due to the $3.8 million settlement reached in the last remaining large preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value. This settlement was recorded as an increase in the estimated fair value of preference receivables in the three months ended December 31, 2003 and collected in the three months ended March 31, 2004.

     The increase in the estimated fair value of preference receivables of $1.2 million for the three months and the six months ended March 31, 2003 resulted from costs of collections which were lower than previously estimated, as well as from favorable settlements in several preference actions.

     3. Estimated fair value of unimpaired claims payable

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

     Based on its quarterly assessments, the estimated fair value of the remaining Disputed Unimpaired Claims as of March 31, 2004 remained unchanged from September 30, 2003, while minor adjustments in the estimated fair value of Unimpaired Claims payable for the three months and the six months ended March 31, 2003 resulted from the Liquidation Trust’s evaluation of various claims.

C. Other Increases

     During the three months ended March 31, 2004, the Trust reached and recorded a $0.7 million settlement in litigation against a former insurance broker of the Debtors. No such item occurred during the three months ended December 31, 2003 or during the comparable periods of the prior year. The remainder of other increases related to interest income and miscellaneous receipts.

III. Cash Receipts and Disbursements

     The following table summarizes the cash receipts and disbursements for the periods as indicated:

	For the six months ended
($ in thousands)	March 31, 2004	March 31, 2003
Cash receipts	$6,410	$9,644

Cash disbursements:
Legal and professional fees:
Litigation	2,162	2,194
Liquidation Trust operations	1,087	785
Preference recoveries	1,010	1,038
Operating expenses	977	1,345
Claims paid	482	1,367

Total cash disbursements	5,718	6,729
Distributions paid	2,112	4,246

Net cash outflow	$(1,420)	$(1,331)

A. Cash receipts

     Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001. Cash receipts during the six months ended March 31, 2004 were significantly lower than during the six months ended March 31, 2003, both because the remaining preference cases are the most difficult and contentious cases, and because the number of remaining preference cases available to settle has decreased significantly as a result of ongoing preference settlement efforts.

B. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

     The litigation fees, for the Bondholder Action and the Committee Action, during the six months ended March 31, 2004 were comparable to the six months ended March 31, 2003. There was a decrease in fees related to the Committee Action trial, which was adjourned during September 2003 without a new date, pending the outcome of the Bondholder Action trial. This decrease was offset by an increase in fees related to the Bondholder Action trial held in October 2003 and largely paid during the current period. The Committee Action case was in the discovery phase, incurring significant fees, during the six months ended March 31, 2003.

     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the services of counsel prosecuting the Bondholder Action and the Committee Action, and the firm pursuing preference collections on a contingency-fee basis. Certain of the largest preference claims suits are handled by Liquidation Trust counsel on an hourly basis and the related fees are included in Legal and professional fees — Liquidation Trust operations. The increase in fees for Liquidation Trust operations during the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 results primarily from legal fees associated with a preference case settled for $3.8 million during the period (see II., B. “Changes in estimates,” above), and fees associated with the Kemper Complaint.

     Preference recovery fees during the six months ended March 31, 2004 were comparable to those during the six months ended March 31, 2003, although preference receipts decreased significantly during the current period when compared to the prior period, primarily because preference recovery fees were unusually low, relative to collections, for the six months ended March 31, 2003. The fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases, a number of which were settled during the prior period. Additionally, during the six months ended March 31, 2004, the Liquidation Trust incurred fees and expenses for an expert report in the $3.8 million case mentioned above. Finally, cases resulting in the $3.8 million collection during the six months ended March 31, 2004 and a $1.7 million collection during the six months ended March 31, 2003 were handled by counsel for Liquidation Trust operations, and the related expenses were included in the Statements of Cash Receipts and Disbursements under “Legal and professional fees – Liquidation Trust operations” as incurred.

C. Operating expenses

     Operating expenses during the six months ended March 31, 2004 were substantially lower than those during the six months ended March 31, 2003, primarily because the number of Liquidation Trust employees decreased significantly between the two periods, resulting in lower payroll.

D. Claims payments

     Payments of Unimpaired Claims were significantly lower during the six months ended March 31, 2004 than during the six months ended March 31, 2003 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.

E. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. An initial Distribution was authorized during August 2002 at a rate of 4.515%, and a second interim Distribution during June 2003 at the rate of 2.058%. As a result, during the six months ended March 31, 2004, the holders of Allowed Impaired Claims received the cumulative Distribution rate of 6.573% compared to the initial Distribution rate of 4.515% during the six months ended March 31, 2003. Offsetting the Distribution rate increase, however, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.

IV. Net Assets in Liquidation

A. Cash and cash equivalents and preference receivables

     The Liquidation Trust’s cash and cash equivalents balance of $45.4 million and $46.8 million as of March 31, 2004 and September 30, 2003, respectively, is classified as either (a) Available Cash, (b) Reserved, (c) Restricted or (d) Other.

     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.5 million as of March 31, 2004 was based primarily on the cumulative Distribution rate of 6.573%, for $4.3 million of Allowed but unpaid Impaired Claims plus $49.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $7.1 million as of September 30, 2003 was also based primarily on the cumulative Distribution rate of 6.573%, for $9.3 million of Allowed but unpaid Impaired Claims plus $98.4 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the “Reserve Order”).

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $1.1 million from September 30, 2003 to March 31, 2004, to a balance of $23.2 million, as a result of decreases in various liability and contingency reserves, as discussed below and itemized in Note 10 to the Unaudited Liquidation Trust Financial Statements filed herein.

     As of March 31, 2004, Restricted Cash of $9.6 million related primarily to the Kemper Claim discussed in “Liabilities,” below.

     Preference receivables, net of costs of recovery, decreased by $2.1 million from September 30, 2003 to March 31, 2004, to a balance of $3.8 million primarily due to ongoing preference collections. Collections of preference receivables accrued as of September 30, 2003 totaled $2.5 million, and the related costs to collect totaled $1.0 million. The balance of the decrease was caused by an increase in estimated costs to collect of $0.7 million. Collections during the period also included the $3.8 million settlement agreed to and recorded as of December 31, 2003, and collected during the most recent quarter, as discussed in “Changes in estimates”, above, which therefore had no net effect on the balance of preference receivables as of September 30, 2003 and as of March 31, 2004.

B. Liabilities

     Unimpaired Claims payable as of March 31, 2004 consisted of Disputed Unimpaired Claims with an estimated fair value of $9.4 million and Allowed but unpaid Unimpaired Claims totaling $1.3 million. The remaining Disputed Unimpaired Claims consists of 12 Claims asserted (or estimated for reserve purposes if no Claim amount was specified) at $9.8 million. Most of this amount consists of a Claim filed by Kemper relating to certain insurance claims. The Kemper Claim is secured by a letter of credit, and its fair value is estimated at the outstanding letter of credit balance of $8.8 million as of March 31, 2004 (see “Contingencies”, below). If all remaining Disputed Unimpaired Claims were to be allowed at their asserted or reserved amounts, net assets in liquidation would not be materially reduced.

     Estimated costs of liquidation decreased by $0.7 million from September 30, 2003 to March 31, 2004, to a balance of $6.9 million. The decrease is due to disbursements totaling $2.1 million from the Wind-down Reserve and $2.2 million from the Litigation Reserve, partially offset by increases of $1.5 million to the Wind-down Reserve and $2.0 million to the Litigation Reserve, as discussed in “Changes in estimates”, above.

C. Contingency reserves

     The most significant component in contingency reserves is the Fleet reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust. The Fleet reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both actions. No liability has been accrued in connection with the Fleet reserve because the Liquidation Trust has appealed the adverse order and judgment in the Bondholder Action and does not believe Fleet will ultimately prevail in either of the Actions.

V. Contingencies

Cases before the United States District Court

     The Bondholder Action

     The Bondholder Action trial was held in October 2003. On March 28, 2004 Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. There can be no assurance of the outcome of the appeal. Also see IV.C., “Contingency reserves”, above.

     The Committee Action

     The trial of the Committee Action, previously scheduled for January 2004, was adjourned in September 2003 without a new date, pending the outcome of the Bondholder Action trial. Subsequent to the end of the quarter, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     In December 2003, the Liquidation Trust filed a complaint against Kemper and various related entities (the “Kemper Complaint”). In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.8 million as of March 31, 2004 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust.

     In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. Kemper’s response to the Complaint disputes the Liquidation Trust’s estimates. Discovery in the proceeding commenced during the three months ended March 31, 2004, and is expected to continue through the balance of the year. (See also Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically II.B.1, “Costs of liquidation” and III.B., “Legal and professional fees”, above.) The trial is scheduled for March 2005. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of March 31, 2004.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Further background information about the following cases is disclosed in Part I, Item 3 – Legal Proceedings, of the Liquidation Trust’s Form 10-K for the year ended September 30, 2003, and in Part II, Item 1 – Legal Proceedings, of the Liquidation Trust’s Form 10-Q for the quarter ended December 31, 2003.

Cases before the United States District Court

     The Bondholder Action

     The Bondholder Action trial was held in October 2003. On March 28, 2004 Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal to the Decision and related judgment. There can be no assurance of the outcome of the appeal.

     The Committee Action

     The trial of the Committee Action, previously scheduled for January 2004, was adjourned in September 2003 without a new date, pending the outcome of the Bondholder Action trial. Subsequent to March 31, 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     In December 2003, the Liquidation Trust filed a complaint against Kemper and various related entities (the “Kemper Complaint”). In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.8 million as of March 31, 2004 to secure payment of the Insurance Claims. In addition, Kemper holds certain other collateral, deposits, and amounts due to the Liquidation Trust.

     In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. Kemper’s response to the Complaint disputes the Liquidation Trust’s estimates. Discovery in the proceeding commenced during the three months ended March 31, 2004, and is expected to continue through the balance of the year. The trial is scheduled for March 2005. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Document

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a) Under the Exchange Act

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

     A Current Report on Form 8-K under Item 5 – Other Events and Regulation FD Disclosures, dated March 28, 2004, was filed to disclose that the United States District Court for the District of Delaware issued an opinion and order in the adversary proceeding known as the Bondholder Action, which the Liquidation Trust is pursuing against Fleet Retail Finance Inc. and General Electric Credit Corp., directing the entry of judgment in favor of Fleet and GECC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: May 14, 2004	By:	/s/ Conrad F. Hocking

	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350