Form 10-Q
period 2004-06-30
HECHINGER LIQUIDATION TRUST
filed 2004-08-13
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check one

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-7230151 (I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code)

Registrant’s telephone number, including area code: (301) 838-4311

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

Yes [X]    No [   ]

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	June 30,	September 30,
	2004	2003
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$2,994	$7,136
Reserved	21,839	24,288
Restricted	9,569	9,730
Other	11,164	5,683

Total cash and cash equivalents	45,566	46,837
Preference receivables (net of costs of recovery of $898 and $1,491, respectively)	3,569	5,955
Other assets	316	1,503

Total assets	49,451	54,295

Liabilities
Claims payable
Unimpaired claims payable	5,442	11,044
Convenience claims payable	2	22
Uncashed claims checks	128	377
Distributions payable to holders of allowed impaired claims	218	665
Estimated costs of liquidation
Wind-down reserve	3,961	5,151
Litigation reserve	2,184	2,460

Total liabilities	11,935	19,719

Net Assets in Liquidation	$37,516	$34,576

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the three months ended
	June 30, 2004	June 30, 2003
Increase/(decrease) in Net Assets in Liquidation
Decrease in estimated fair value of unimpaired claims payable	$3,806	$1,576
Increase in estimated fair value of preference receivables, net	447	4,123
Increase in estimated costs of liquidation:
Litigation reserve	—	(3,000)
Interest income	65	112
Other increases	63	105

Increase in Net Assets in Liquidation before distributions authorized	4,381	2,916
Distributions authorized	134	14,053

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	4,247	(11,137)
Net Assets in Liquidation at beginning of period	33,269	43,761

Net Assets in Liquidation at end of period	$37,516	$32,624

	For the nine months ended
	June 30, 2004	June 30, 2003
Increase/(decrease) in Net Assets in Liquidation
Decrease in estimated fair value of unimpaired claims payable	$3,806	$1,912
Increase in estimated fair value of preference receivables, net	3,537	5,311
Increase in estimated costs of liquidation:
Wind-down reserve	(1,540)	—
Litigation reserve	(2,000)	(3,000)
Interest income	191	412
Other increases	835	348

Increase in Net Assets in Liquidation before distributions authorized	4,829	4,983
Distributions authorized	1,889	16,541

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	2,940	(11,558)
Net Assets in Liquidation at beginning of period	34,576	44,182

Net Assets in Liquidation at end of period	$37,516	$32,624

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

	For the nine months ended
	June 30, 2004	June 30, 2003
Cash receipts
Preference collections, before costs of recovery	$7,294	$10,071
Interest income	191	412
Other receipts	832	1,575

Total cash receipts	8,317	12,058

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	2,276	2,884
Preference recoveries	1,371	1,779
Trust operations	1,319	1,224
Operating expenses	1,411	2,008
Unimpaired and convenience claims	626	2,282
Reissued/(voided) claims checks, net	249	(237)

Total cash disbursements	7,252	9,940

Increase in cash and cash equivalents before distributions paid	1,065	2,118
Distributions paid	2,336	19,606

Decrease in cash and cash equivalents	(1,271)	(17,488)
Cash and cash equivalents at beginning of period	46,837	62,641

Cash and cash equivalents at end of period	$45,566	$45,153

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1. Background and Basis of Presentation

Background

          Hechinger Liquidation Trust (the “Liquidation Trust”) was established effective October 26, 2001 (the “Effective Date”) in accordance with the Revised First Amended Consolidated Plan of Liquidation (the “Plan”) for Hechinger Investment Company of Delaware, Inc. and affiliates (the “Debtors”), confirmed by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) by an order dated October 5, 2001.

          The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2005, unless the Bankruptcy Court approves an extension of the term.

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

          Certain amounts in the unaudited financial statements as of September 30, 2003 and for the nine months ended June 30, 2003 have been reclassified to conform to the presentation for the current period.

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

          Available Cash consists of:

	As of	As of
($ in thousands)	June 30, 2004	September 30, 2003
Distributions payable	$218	$665
Reserve for remaining
Disputed Impaired Claims at 6.573%	2,776	6,471

Total Available Cash	$2,994	$7,136

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

4. Preference Receivables

          The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $3.6 million, net of estimated costs of recovery of $0.9 million, for 39 preference cases being actively pursued and for settlement collections in progress at June 30, 2004; and $6.0 million, net of estimated costs of recovery of $1.5 million, for 90 preference cases being actively pursued and for settlement collections in progress at September 30, 2003.

          The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. During the nine months ended June 30, 2004, the last remaining such preference case was settled for $3.8 million and the settlement collected in full.

          The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

          Other assets consist of various receivables from various former vendors, service providers, and others. Prior to June 30, 2004, other assets included a $1.2 million receivable from a group of insurance companies commonly known as Kemper Insurance Company (“Kemper”), the insurer for the Debtors’ workers’ compensation claims for a number of years, which was subject to offset as collateral for certain Insurance Claims (see Note 6). During the quarter ended June 30, 2004, Kemper provided the Liquidation Trust with documents asserting that this collateral had been applied against the Insurance Claims. Accordingly, the Liquidation Trust has applied the receivable against the related Claim liability.

          Other assets are reported at estimated net fair value, based on either the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.

6. Unimpaired Claims Payable

          Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan, which will be paid out at 100% of their Allowed amount. Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed.

          Unimpaired Claims payable consists of:

	As of	As of
($ in thousands)	June 30, 2004	September 30, 2003
Allowed Claims	$1,485	$1,392
Estimated fair value of Disputed Claims
Kemper Claim	3,925	9,002
Other Disputed Claims	32	650

Total Unimpaired Claims payable	$5,442	$11,044

Reserved or restricted value of Disputed Claims
Kemper Claim (restricted amount)	$8,839	$9,002
Other Disputed Claims (reserved amount)	337	1,075

Total	$9,176	$10,077

Number of Disputed Claims	10	22

          For the purpose of establishing adequate reserves, the value of Disputed Claims was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves. Secured Claims are, in effect, reserved for by the restrictions on the related collateral.

          The largest remaining Disputed Unimpaired Claim is a secured Claim asserted by Kemper (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). Kemper has not provided the Liquidation Trust with sufficient information to determine the fair value of each of the Insurance Claims. Therefore, the Liquidation Trust valued the Kemper Claim in Unimpaired Claims payable at the full amount of the irrevocable cash-collateralized letter of credit held by Kemper to assure payment of the Insurance Claims. As a result, the Kemper Claim was valued at $9.0 million as of September 30, 2003.

          In December 2003, the Liquidation Trust filed a complaint in the Bankruptcy Court requesting, among other things, that the Bankruptcy Court fix the amount of the Kemper Claim and compel the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust (see Note 12). During May 2004, Kemper provided documents to the Liquidation Trust indicating (a) that Kemper had applied certain deposits and other cash collateral previously recorded as assets of the Liquidation Trust (see Note 5) against the Insurance Claims, and (b) that after application of such collateral, Kemper estimated the remaining collateral required to secure the Insurance Claims at $3.9 million. The Liquidation Trust has therefore reduced its estimate of the value of the Kemper Claim to the $3.9 million collateral estimate.

          The ultimate value of the Insurance Claims could be higher or lower than Kemper’s current collateral estimate. This collateral estimate is neither an offer by Kemper to settle the Kemper Claim nor an amount at which the Liquidation Trust believes this Claim should or will be settled. Kemper has not agreed or offered to reduce the letter of credit. The ultimate fair value of this Claim is likely to differ from its estimated fair value and the difference may be significant.

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

          Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). The resolution of preference receivables and other litigation, including the Kemper Complaint, and the related Claims, is expected to extend into 2005, followed by certain necessary legal and accounting processes to be completed thereafter. The Liquidation Trust believes the Wind-down Reserve of $4.0 million as of June 30, 2004 is sufficient to cover the projected total costs of operating the Liquidation Trust, consisting mainly of personnel and professional fees, through its anticipated termination.

          Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust in the Bondholder Action (see Note 12). In April 2004, the Liquidation Trust filed an appeal from this ruling.

Also in April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005. The Liquidation Trust believes the Litigation Reserve balance of $2.2 million as of June 30, 2004 is sufficient to cover the estimated total costs of pursuing an appeal of the Bondholder Action and the trial in the Committee Action scheduled for August 2005.

          The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known.

10. Bankruptcy Reserves Required

          Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

	As of	As of
($ in thousands)	June 30, 2004	September 30, 2003
Liability Reserves
Wind-down (net of related escrow of $278)	$3,683	$4,873
Litigation	2,184	2,460
Unimpaired Claims (net of applicable letter of credit collateral of $3,925 and $9,002, respectively (see Note 6))	1,517	2,042
Uncashed Claims checks	128	377
Convenience Claims	2	22

Total Liability Reserves	7,514	9,774

Contingency Reserves
Fleet	11,000	11,000
Excess Disputed Unimpaired Claims	305	425
Preference settlement Claims	20	89
Minimum reserve	3,000	3,000

Total Contingency Reserves	14,325	14,514

Total Reserves	$21,839	$24,288

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

11. Impaired Claims

          The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	June 30, 2004	September 30, 2003
Allowed Claims	$702,629	$674,508
Estimated fair value of Disputed Claims	40,968	84,219

Total estimated Impaired Claims	$743,597	$758,727

Asserted value of Disputed Claims	$66,277	$128,213

Number of Disputed Claims	61	172

          No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The decrease in estimated fair value from September 30, 2003 to June 30, 2004 resulted primarily from (i) the settlement of a number of lease rejection Claims at less than the previously estimated amounts and (ii) vendor waivers of Claims, which had previously been included in the fair value estimate, as a result of preference settlement negotiations.

12. Contingencies

          The Kemper Complaint

          In December 2003, the Liquidation Trust filed a complaint against Kemper and various related entities (the “Kemper Complaint”). In the Kemper Complaint, which arises under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for the Insurance Claims, a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. Kemper holds an irrevocable cash-collateralized letter of credit with a balance of $8.8 million and $9.0 million as of June 30, 2004 and September 30, 2003, respectively, to secure payment of the Insurance Claims.

          In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. Kemper’s response to the Complaint disputes the Liquidation Trust’s estimates. During May 2004, Kemper provided documents to the Liquidation Trust indicating (a) that Kemper had applied certain deposits and other cash collateral previously recorded as assets of the Liquidation Trust against the Insurance Claims, and (b) that after application of such collateral, Kemper estimated the remaining collateral required to secure the Insurance Claims at $3.9 million.

          The ultimate value of the Insurance Claims could be higher or lower than Kemper’s current collateral estimate. This collateral estimate is neither an offer by Kemper to settle the Kemper Claim nor an amount at which the Liquidation Trust believes this Claim should or will be settled. Kemper has not agreed or offered to reduce the letter of credit. Discovery in the proceeding is expected to continue at least through the balance of the fiscal year. The trial is scheduled for March 2005. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

          The Bondholder Action

          In March 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, which the Liquidation Trust is pursuing against Fleet and General Electric Credit Corp. (“GECC”), directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. There can be no assurance of the outcome of the appeal. Also see the discussion of the Fleet reserve in Note 10.

          The Committee Action

          In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2004 and September 30, 2003 and for the three months and nine months ended June 30, 2004 and June 30, 2003, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included in Part I of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2003 and September 30, 2002 and for the periods from October 1, 2002 through September 30, 2003 and from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

          The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

I. Accounting Policies and Estimates

          The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements, and net assets in liquidation is based on the Unaudited Liquidation Trust Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these financial statements, the Liquidation Trustee is required to make certain estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value including estimates and assumptions concerning resolution of disputed claims, resolution of current and potential litigation, and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

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

          The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the three months ended
($ in thousands)	June 30, 2004	June 30, 2003
Distributions authorized	$(134)	$(14,053)
Changes in estimates – increase/(decrease) in net assets in liquidation:
Unimpaired claims payable	3,806	1,576
Preference receivables	447	4,123
Costs of liquidation:
Litigation reserve	—	(3,000)
Net other increases	128	217

Net increase/(decrease) in net assets in liquidation	$4,247	$(11,137)

	For the nine months ended
($ in thousands)	June 30, 2004	June 30, 2003
Distributions authorized	$(1,889)	$(16,541)
Changes in estimates – increase/(decrease) in net assets in liquidation:
Unimpaired claims payable	3,806	1,912
Preference receivables	3,537	5,311
Costs of liquidation:
Wind-down reserve	(1,540)	—
Litigation reserve	(2,000)	(3,000)
Net other increases	1,026	760

Net increase/(decrease) in net assets in liquidation	$2,940	$(11,558)

A. Distributions authorized

          The primary difference between Distributions authorized during the three months and the nine months ended June 30, 2004 and during the three months and the nine months ended June 30, 2003 was the second interim Distribution of 2.058% authorized during June 2003 to all holders of Allowed Impaired Claims, whose Claims totaled $663.1 million as of June 30, 2003. In addition, Distributions at the aggregate rate of 6.573% were authorized to holders of a significantly lower amount of Impaired Claims newly allowed during the three months and the nine months ended June 30, 2004 than during the three months and the nine months ended June 30, 2003, because, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.

B. Changes in estimates

     1. Estimated fair value of unimpaired claims payable

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

          The estimated fair value of Unimpaired Claims payable decreased by $3.8 million during the nine months ended June 30, 2004, compared to a decrease of $1.9 million during the nine months ended June 30, 2003.

          The change in estimated fair value of Unimpaired Claims payable during the three months and the nine months ended June 30, 2004 results primarily from the Liquidation Trust receiving more information related to the largest remaining Disputed Unimpaired Claim. This Claim is a secured Claim asserted by a group of insurance companies commonly known as Kemper Insurance Company (“Kemper”) (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). Kemper did not provide the Liquidation Trust with sufficient information to determine the fair value of each of the Insurance Claims. Therefore, the Liquidation Trust valued the Kemper Claim in Unimpaired Claims payable at the full amount of the irrevocable cash-collateralized letter of credit held by Kemper to assure payment of the Insurance Claims. As a result, the Kemper Claim was valued at $9.0 million as of September 30, 2003.

          During May 2004, Kemper provided documents to the Liquidation Trust indicating (a) that Kemper had applied certain deposits and other cash collateral previously recorded as assets of the Liquidation Trust against the Insurance Claims, and (b) that after application of such collateral, Kemper estimated the remaining collateral required to secure the Insurance Claims at $3.9 million. As of June 30, 2004, therefore, the Liquidation Trust netted the previously recorded receivable of $1.2 million against the related estimated Claim liability, and then reduced its estimate of the remaining value of the Kemper Claim to the $3.9 million collateral estimate. The ultimate value of the Insurance Claims could be higher or lower than Kemper’s current collateral estimate. This collateral estimate is neither an offer by Kemper to settle the Kemper Claim nor an amount at which the Liquidation Trust believes this Claim should or will be settled.

          Adjustments in the estimated fair value of Unimpaired Claims payable for the three months and the nine months ended June 30, 2003 resulted from the Liquidation Trust’s periodic evaluation of various claims.

          2. Estimated fair value of preference receivables

          The estimated fair value of net preference receivables increased by $3.5 million during the nine months ended June 30, 2004, compared to an increase of $5.3 million during the nine months ended June 30, 2003.

          The increase in the estimated fair value of preference receivables during the nine months ended June 30, 2004 resulted from favorable preference case settlements, partially offset by an increase in estimated expenses to collect. During the three months ended December 31, 2003, a $3.8 million settlement was reached in a preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value (see below). During the three months ended March 31, 2004, the Liquidation Trust increased its estimate of the costs of prosecuting the remaining preference actions, which are the most difficult and contentious cases, including the engagement of experts, by $0.7 million, decreasing the estimated fair value of net preference receivables. An increase of $0.4 million in the estimated fair value of preference receivables during the three months ended June 30, 2004 was primarily based on the Liquidation Trust’s ongoing collections in excess of previously estimated amounts.

          The increase in the estimated fair value of preference receivables for the nine months ended June 30, 2003 was based on two main factors:

i)	The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. During the period from October 1, 2002 through June 30, 2003, some of these cases were settled and others were more fully developed by entering into the fact-finding and initial negotiation processes, resulting in increases in estimates of $1.8 million.

ii)	Based on the Liquidation Trust’s aggregate collections experience to date, which was favorable compared to the previous estimate, the Liquidation Trust increased the estimated fair value of the cases remaining open as of June 30, 2003 by $3.5 million.

          A total of $4.1 million of this increase was recorded during the three months ended June 30, 2003, based on the Liquidation Trust’s settlement and collections experience, the maturity of the cases, and the progress of the fact-finding and negotiation process during that period.

          3. Costs of liquidation

          The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its termination, consist of the Wind-down Reserve and the Litigation Reserve. These costs, which include personnel, facilities and professional fees, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing claims resolution and litigation), the anticipated termination date of the Liquidation Trust, and other matters. These estimates are reviewed and updated based on changes in the circumstances of the Liquidation Trust, particularly in the scheduling of the litigation the Liquidation Trust is pursuing.

          During the three months ended June 30, 2004, no such changes in estimate were required based on the status and progress of the Liquidation Trust. However, several events during the three months ended March 31, 2004 caused the Liquidation Trust to revise its estimates of the costs of winding down its operations and prosecuting the actions provided for in the Litigation Reserve:

•	The December 2003 filing of a complaint against Kemper and various related entities (the “Kemper Complaint”) did not result in a negotiated settlement; therefore estimated costs for counsel and experts were planned through the scheduled March 2005 trial.

•	A number of the trials in preference actions scheduled during spring 2004 were postponed in the Bankruptcy Court.

•	As a result, the resolution of the remaining Claims, final Distributions and other wind-down matters were expected to extend well into 2005. Certain limited operations of the Liquidation Trust must continue until these matters have been addressed.

          Therefore, the Wind-down Reserve was increased by $1.5 million during the three months ended March 31, 2004.

          The Litigation Reserve was established to cover the costs of the Bondholder Action and of the Committee Action, for which a trial is now scheduled in August 2005. In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust in the Bondholder Action. In April 2004, the Liquidation Trust filed an appeal from this ruling.

          As of December 31, 2003, an assessment of future increased funding of the Litigation Reserve, if any, was deferred pending a decision in the Bondholder Action. Based on a review of the Bondholder Action ruling and any potential implications for the Committee Action, and of the Liquidation Trust’s alternatives in these matters, the Litigation Reserve was increased by $2.0 million during the three months ended March 31, 2004, in accordance with the procedures set forth in the Plan.

          With respect to the three months and nine months ended June 30, 2003, the Litigation Reserve was increased by $3.0 million during June 2003 as a result of a higher than planned level of activity and duration of litigation, primarily in connection with the Committee Action. The initial plan for the case did not anticipate the number and scope of discovery requests, depositions, and motions, and various delays in scheduling and proceeding with the case. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated for experts in insolvency and valuation. In addition, the trial date for the Committee Action, originally expected to be in late 2002, had, at that time, been deferred to January 2004.

          During the nine months ended June 30, 2003, there were no changes in the status of the Liquidation Trust that would require a revision of the estimated costs reflected in the Wind-down Reserve.

III. Cash Receipts and Disbursements

          The following table summarizes the cash receipts and disbursements for the periods as indicated:

	For the nine months ended
($ in thousands)	June 30, 2004	June 30, 2003
Cash receipts:
Preference collections	$7,294	$10,071
Other receipts	1,023	1,987

Total cash receipts	8,317	12,058

Cash disbursements:
Legal and professional fees:
Litigation	2,276	2,884
Preference recoveries	1,371	1,779
Liquidation Trust operations	1,319	1,224
Operating expenses	1,411	2,008
Claims paid, net	875	2,045

Total cash disbursements	7,252	9,940

Distributions paid	2,336	19,606

Net cash outflow	$(1,271)	$(17,488)

A. Cash receipts

          Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001. Cash receipts during the nine months ended June 30, 2004 were significantly lower than during the nine months ended June 30, 2003, both because the remaining preference cases are the most difficult and contentious cases and therefore are settled more slowly, and because the number of remaining preference cases available to settle has decreased significantly as a result of ongoing preference settlement efforts.

          Likewise, other receipts, mainly resulting from settlement of various amounts which were owed to the Debtors, have declined over time, because the number and significance of open matters decreases as of each successive period.

B. Legal and professional fees

          Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

          The litigation fees paid for the Bondholder Action and the Committee Action during the nine months ended June 30, 2004 were somewhat less than those paid during the nine months ended June 30, 2003. During the nine months ended June 30, 2003, the Committee Action case was in the discovery phase, incurring significant fees for counsel and experts. Fees related to the Committee Action case, adjourned during September 2003 pending the outcome of the Bondholder Action trial, declined substantially during the nine months ended June 30, 2004. This decrease was offset by an increase in fees related to the October 2003 trial in the Bondholder Action, a matter which was relatively less active during the nine months ended June 30, 2003.

          While preference recovery fees declined as an absolute amount, preference recovery fees during the nine months ended June 30, 2004 were higher, relative to the applicable preference collections, than during the nine months ended June 30, 2003. Cases resulting in $3.8 million in preference collections during the nine months ended June 30, 2004 and $2.7 million in preference collections during the nine months ended June 30, 2003 were handled by counsel for Liquidation Trust operations, and the related expense was included in the Statements of Cash Receipts and Disbursements under “Legal and professional fees – Liquidation Trust operations” as incurred, rather than in preference recovery fees. The fees for all other preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In contrast with the smaller, more expensive cases settled during the nine months ended June 30, 2004, a number of large cases were settled during the nine months ended June 30, 2003. Additionally, during the nine months ended June 30, 2004, the Liquidation Trust incurred significant fees and expenses for two expert reports in preparation for upcoming preference action trials.

          Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the services of counsel prosecuting the Bondholder Action and the Committee Action, and the firm pursuing preference collections on a contingency-fee basis. The increase in fees for Liquidation Trust operations during the nine months ended June 30, 2004, as compared to the nine months ended June 30, 2003, results from increased legal fees associated with certain preference case settlements (see the $3.8 million and $2.7 million in collections noted above), and fees associated with the Kemper Complaint, offset in part by a general decrease in the number and type of open matters.

C. Operating expenses

          Operating expenses during the nine months ended June 30, 2004 were substantially lower than those during the nine months ended June 30, 2003, primarily because the number of Liquidation Trust employees decreased significantly between the two periods, resulting in lower payroll expense.

D. Claims payments

          Payments of Unimpaired Claims were significantly lower during the nine months ended June 30, 2004 than during the nine months ended June 30, 2003 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.

E. Distributions paid

          Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. An initial Distribution was authorized during August 2002 at a rate of 4.515%, and a second interim Distribution during June 2003 at the rate of 2.058%. During the nine months ended June 30, 2003, holders of substantially all Allowed Impaired Claims, valued at $663.1 million, received the second interim Distribution at the rate of 2.058% of the Allowed amount of their Claims. No new interim Distribution was authorized or paid during the nine months ended June 30, 2004. In addition, during both the nine months ended June 30, 2004 and the nine months ended June 30, 2003, holders of newly Allowed Impaired Claims received payments at the cumulative Distribution rate of 6.573%. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved, and to receive their accumulated Distributions, as of each successive period.

IV. Net Assets in Liquidation

A. Assets

          The Liquidation Trust’s cash and cash equivalents balance of $45.6 million and $46.8 million as of June 30, 2004 and September 30, 2003, respectively, is classified as either (a) Available Cash, (b) Reserved, (c) Restricted or (d) Other.

          Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.0 million as of June 30, 2004 was based primarily on the cumulative Distribution rate of 6.573%, for $3.0 million of Allowed but unpaid Impaired Claims plus $42.9 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $7.1 million as of September 30, 2003 was also based primarily on the cumulative Distribution rate of 6.573%, for $9.3 million of Allowed but unpaid Impaired Claims plus $98.4 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

          Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $2.4 million from September 30, 2003 to June 30, 2004, to a balance of $21.8 million, primarily as a result of decreases in the Wind-down and Unimpaired Claims reserves, as discussed below and itemized in Note 10 to the Unaudited Liquidation Trust Financial Statements filed herein.

          As of June 30, 2004, Restricted Cash of $9.6 million related primarily to the Kemper Claim discussed in “Liabilities,” below.

          Other assets decreased by $1.2 million from September 30, 2003 to June 30, 2004, to a balance of $0.3 million, because Kemper provided documents to the Liquidation Trust asserting that it had applied certain deposits and other cash collateral previously recorded as assets of the Liquidation Trust against the Insurance Claims. The Liquidation Trust recorded the application of such amounts, decreasing other assets and decreasing the estimated Kemper Claim accordingly.

          Preference receivables, net of costs of recovery, decreased by $2.4 million from September 30, 2003 to June 30, 2004, to a balance of $3.6 million, primarily due to ongoing preference collections. Collections of preference receivables accrued as of September 30, 2003 totaled $3.5 million, and costs to collect totaled $1.4 million. In addition, the Liquidation Trust increased its estimated costs to collect, generally related to expert fees incurred in preparation for upcoming preference action trials, offset in part by favorable preference case settlements. Collections during the period also included a $3.8 million settlement agreed to, recorded and collected during the nine months ended June 30, 2004, as discussed in “Changes in estimates”, above, which therefore had no net effect on the balance of preference receivables as of September 30, 2003 and as of June 30, 2004.

B. Liabilities

          Unimpaired Claims payable as of June 30, 2004 consisted of Disputed Unimpaired Claims with an estimated fair value of $3.9 million and Allowed but unpaid Unimpaired Claims totaling $1.5 million. The remaining Disputed Unimpaired Claims, estimated at $3.9 million, consist of 10 Claims either estimated for reserve purposes or collateralized with restricted cash in a total amount of $9.2 million. Most of this amount consists of a Claim filed by Kemper relating to certain insurance claims. The Kemper Claim is secured by a letter of credit, and its fair value was previously estimated at the outstanding letter of credit balance. This Claim’s estimated value was reduced to $3.9 million as of June 30, 2004, based on additional information received from Kemper (see “Changes in estimates,” above). If the remaining Disputed Unimpaired Claims, excluding the Kemper Claim, were to be allowed at their reserved amounts, net assets in liquidation would not be materially reduced.

          Estimated costs of liquidation decreased by $1.5 million from September 30, 2003 to June 30, 2004, to a balance of $6.1 million. The decrease is due to disbursements totaling $2.7 million from the Wind-down Reserve and $2.3 million from the Litigation Reserve, partially offset by increases of $1.5 million to the Wind-down Reserve and $2.0 million to the Litigation Reserve, as discussed in “Changes in estimates”, above.

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

V. Contingencies

          The Liquidation Trust is pursuing litigation against various parties, in particular the cases described as the Bondholder Action, the Committee Action, and the Kemper Complaint, as described in “Legal Proceedings,” below. The Liquidation Trust cannot predict with any certainty the ultimate outcome of any of the litigation or the amount or range of potential recoveries.

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

          The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2004.

          There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          Further background information about the following cases is disclosed in Part I, Item 3 – Legal Proceedings, of the Liquidation Trust’s Form 10-K filed December 22, 2003, and in Part II, Item 1 – Legal Proceedings, of the Liquidation Trust’s Form 10-Q filed February 13, 2004.

Cases before the United States District Court

          The Bondholder Action

          The Bondholder Action trial was held in October 2003. In March 2004 Court issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal to the Decision and related judgment. There can be no assurance of the outcome of the appeal.

          The Committee Action

          The trial of the Committee Action, previously scheduled for January 2004, was adjourned in September 2003 without a new date, pending the outcome of the Bondholder Action trial. In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has set a briefing schedule for summary judgment and other motions and has scheduled the Committee Action for trial in August 2005.

          The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

          In December 2003, the Liquidation Trust filed the Kemper Complaint. In the Kemper Complaint, which arises under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. In the Kemper Complaint, the Liquidation Trust alleges that its estimated liability for the Insurance Claims is less than $1.0 million, substantially lower than the letter of credit balance and other amounts held by Kemper. Kemper’s response to the Complaint disputes the Liquidation Trust’s estimates. (Also see “Changes in Estimates – Estimated fair value of unimpaired claims payable” above.) Discovery in the proceeding is expected to continue at least through the balance of the fiscal year. The trial is scheduled for March 2005. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          Subsequent to June 30, 2004, the Liquidation Trustee informed the Committee which represents the interests of the beneficiaries of the Liquidation Trust that he intends to authorize a third interim Distribution of approximately 1.5% of the amount of Impaired Claims to holders of Allowed Impaired Claims. The Distribution is expected to be authorized and made by September 2004.

          Also subsequent to June 30, 2004 and as part of the wind-down of its operations, the Liquidation Trust prepared to close its 9,000 square-foot records warehouse and moved from its previous 6,000 square-foot leased office to a 1,500 square-foot office at a significantly reduced rent.

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

HECHINGER LIQUIDATION TRUST

Date: August 13, 2004	By:	/s/ Conrad F. Hocking

	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Trustee pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350