Form 10-K
period 2004-09-30
HECHINGER LIQUIDATION TRUST
filed 2004-12-23
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST

(Exact name of registrant as specified in its charter)

Delaware	52-7230151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206 Rockville, Maryland	20850

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 838-4311

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

— $ 0 —

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

     The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”). In addition to the Liquidation Trustee, the Liquidation Trust had 4 employees as of September 30, 2004.

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

     During the fiscal year ended September 30, 2004, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions, resolution of disputed claims, claims payments, and Distributions, all as further explained below. Amounts shown throughout this document are rounded and are therefore approximate.

B. Preference recovery actions and other significant actions

     1. Preference recovery actions

     Pursuant to Section 547 of the Bankruptcy Code, a debtor may seek to recover, through adversary proceedings in the bankruptcy court, certain transfers of the debtor’s property, including payments of cash, made during the 90 days immediately prior to the commencement of the bankruptcy case. Although there are certain defenses to such recoveries, the Bankruptcy Code’s preference statute can be very broad in its application because it allows the debtor to recover payments regardless of whether there was any impropriety in such payments.

     The Liquidation Trust continued to prosecute preference recovery actions, resolving 80 actions during the fiscal year ended September 30, 2004, and leaving a total of 10 preference actions being actively pursued as of September 30, 2004. In addition, the Liquidation Trust made collections efforts with respect to numerous default judgments obtained for other preference actions.

     2. Other significant actions

     Pursuant to the Plan, two significant actions were assigned to the Liquidation Trust on the Effective Date. The Official Committee of Unsecured Creditors, appointed by the United States Trustee pursuant to Section 1102 of the Bankruptcy Code to represent the interests of creditors, as well as the trustee under an indenture governing certain debt instruments issued by one of the Debtors, had each filed actions (respectively, the “Committee Action” and the “Bondholder Action”) against various parties involved in a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), including certain insiders and/or lenders for fraudulent conveyance, among other causes of action.

     The Liquidation Trust continues to pursue these actions in the belief they may provide significant returns to the beneficiaries of the Liquidation Trust. During the fiscal year ended September 30, 2004, the Liquidation Trust was engaged in the October 2003 trial and post-trial briefings and arguments with respect to, and the appeal of an adverse decision in, the Bondholder Action, and was also engaged in pre-trial preparation, including filing briefs in opposition to defendants’ motions for summary judgment, with respect to the Committee Action.

     In addition, during December 2003, the Liquidation Trust filed a complaint with the Bankruptcy Court seeking, among other things, to reduce the letter of credit securing its largest Unimpaired Claim (defined below) and to fix the amount of this Claim, and has continued to pursue discovery and negotiation in this matter. Subsequent to year-end, the parties reached an agreement with respect to certain of the issues addressed in this complaint.

     Each of these actions, and the status thereof, is more fully described herein under Item 3., Legal Proceedings.

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

     The Debtors, and the Liquidation Trust as successor-in-interest, are responsible for researching and resolving every Claim. Claims may be resolved, under Bankruptcy Court procedures, by being expunged from the record, waived by the claimant, allowed in a different amount and/or classification (discussed below under D., “Claims payments and distributions”), or allowed as filed.

     A Claim may be “Allowed,” meaning that either the Claim has been fixed as to amount and classification by order of the Bankruptcy Court, or the Liquidation Trust agrees with the claimant as to the amount and classification of the Claim and is making no objection to the Claim. Otherwise, an unresolved Claim is termed “Disputed”, meaning the Liquidation Trust does not agree and has filed, or may still file, an objection or other legal proceeding intended to dispute the Claim in whole or in part. All the types of Claims discussed below under “Rights of Claimants” may contain both Allowed Claims and Disputed Claims.

     During the fiscal year ended September 30, 2004, the Liquidation Trust resolved 156 previously Disputed Claims, leaving a total of 58 Disputed Claims as of September 30, 2004.

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

Summary of Payment Rights of Allowed Claimants Under the Plan

Claimant’s
Relationship
to
Claims Allowed with		Liquidation	Names of Claims Classes
Respect to:	Payment Rights	Trust	as Defined in the Plan
Liabilities incurred after the filing for bankruptcy.	Paid in full.	Creditor	Administrative and Fee Claims

Liabilities incurred before the filing for bankruptcy, to the extent they were secured or among the limited number of specific liabilities granted priority under the Bankruptcy Code.	Paid in full.	Creditor	Class 2 (DIP Bank Secured and Bank Letter of Credit) and Class 3 (Non-Bank Secured) Claims; and Priority Tax and Class 1 (Priority Non-Tax) Claims

Other liabilities incurred before the filing for bankruptcy, and totaling $2,500 or less.	Not paid in full. Paid at 7.5% of Allowed amount.	Creditor	Class 4C (Convenience) Claims

All other liabilities incurred before the filing for bankruptcy.	Not paid in full. Paid pro rata. See “Beneficiaries of the Liquidation Trust,” below.	Beneficiary (owner)	Class 4A (Senior Unsecured), Class 4B (General Unsecured), and Class 5 (Subordinated Debentures) Claims

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

     During the fiscal year ended September 30, 2004, the Liquidation Trust made payments in settlement of 204 Unimpaired and Convenience Class Claims.

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

     i. General beneficiary information

     Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2004, that $724.8 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately. The Liquidation Trust estimates that there will ultimately be as many as 2,100 beneficiaries of the Liquidation Trust.

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

     ii. Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests

     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee in conjunction with periodic application to the Bankruptcy Court for determination of reserves for Disputed Claims. On August 9, 2002, the Bankruptcy Court approved an initial Distribution of 4.515% of the Allowed amount of Claims to the holders of Allowed Impaired Claims.

     On June 6, 2003, the Liquidation Trust filed the Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B, pursuant to which the Liquidation Trust authorized an additional Distribution of 2.058% of the Allowed amount to the holders of Allowed Impaired Claims, which was paid during the fiscal year ended September 30, 2003.

     On September 20, 2004, the Liquidation Trust filed the Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B (Exhibit 99.6 hereto), pursuant to which the Liquidation Trust authorized an additional Distribution of 1.527% of the Allowed amount to the holders of Allowed Impaired Claims. This Distribution was paid prior to September 30, 2004 to substantially all holders of Beneficial Interests.

     Each Distribution was subject to maintaining reserves for the estimated amount of Disputed Impaired Claims, as approved by the Bankruptcy Court for the purpose of establishing adequate reserves. The Liquidation Trust has therefore reserved a total of 8.1%, the cumulative Distribution rate, of the estimated amount for each remaining Disputed Impaired Claim. The reserve for Disputed Impaired Claims, totaling $3.2 million as of September 30, 2004, is periodically paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.

     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve Claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation described herein.

     As of September 30, 2004, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $57.1 million, as follows:

     ($ in millions)

Class 4A (Senior Unsecured Claims)	$24.1
Class 4B (General Unsecured Claims)	33.0
Class 5 (Subordinated Debentures Claims)	—

Total	$57.1

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

Item 3. Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Cases

     The Liquidation Trust is pursuing two major actions on behalf of its beneficiaries in the United States District Court, District of Delaware, and in the United States Court of Appeal for the Third Circuit. Both actions arise from the 1997 Transactions, and have been filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

     The Bondholder Action and related appeal

     The complaint with respect to the first of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, was styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”

     The Bondholder Action, initially filed on behalf of the holders of Hechinger Company’s senior debt instruments, and assigned to the Liquidation Trust pursuant to the Plan, against Fleet (individually and as agent) and General Electric Credit Corporation (“GECC”), alleges that the 1997 Transactions effected a breach of the applicable indenture, and that the plaintiff is entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments. Pursuant to the terms of the Plan, net proceeds from the Bondholder Action, if any, will be allocated 60% to the senior debt holders (i.e., Class 4A – Senior Unsecured Claims), and 40% to holders of Beneficial Interests in the Liquidation Trust (i.e., Classes 4A, 4B, and 5; respectively, Senior Unsecured, General Unsecured and Subordinated Debentures Claims).

     In March 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment in the United States Court of Appeals for the Third Circuit, as Case Number 04-2112. The Liquidation Trust, Fleet and GECC each filed appeal briefs during September 2004. The Third Circuit has not heard oral argument and no date for such argument has been set. The timing of a ruling is unknown. There can be no assurance of the outcome of the appeal.

     The Committee Action

     An amended complaint with respect to the second of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”

     The Committee Action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors, and assigned to the Liquidation Trust pursuant to the Plan, alleges that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserts fraudulent conveyance and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in damages. It also asserts fraudulent conveyance claims against the Pre-petition Lenders and challenges the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan.

     In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. The court has begun hearing oral argument on motions for summary judgment filed by various defendants. Oral argument for the remaining such motions is scheduled for January 2005. The timing of a decision on defendants’ motions is unknown.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the

Bondholder Action. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     As of September 30, 2004, 10 preference litigation actions, all filed during or prior to June 2001 against various trade creditors, were being actively prosecuted. The basis for such actions by the Liquidation Trust is described herein under Item 1., Business. These actions are in various stages of resolution, ranging from reconciliation, negotiation and pre-trial hearing, to awaiting a decision of the trial judge.

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

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. As of September 30, 2004, Kemper held an irrevocable cash-collateralized letter of credit with a balance of $8.6 million to secure payment of the Insurance Claims.

     Subsequent to year-end, Kemper and the Liquidation Trust reached an agreement to settle the Insurance Claims for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator, to reduce the letter of credit to $1.6 million, and to release a $12.0 million bond held as additional security for the Insurance Claims. The reduction of the letter of credit will result in releasing to the Liquidation Trust $7.4 million of cash collateral presently securing the letter of credit. The Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust remain unresolved. Any recovery will further reduce the settlement amount for the Insurance Claims. While the Liquidation Trust is pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Litigation and Other Proceedings Against the Liquidation Trust

     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2004, a total of 58 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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

     The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop. At September 30, 2004, there were approximately 2,060 holders of record of Beneficial Interests.

     The Liquidation Trust does not pay dividends.

     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee in conjunction with periodic application to the Bankruptcy Court for determination of reserves for Disputed Claims. As described more fully under Item 1., “Business”, herein, under subheading D., “Claims payments and distributions”, Distributions have been authorized at the cumulative rate of 8.1% of the amount of each Impaired Claim as Allowed.

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

II.	Critical Accounting Policies and Estimates

     The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements and net assets in liquidation is based on the Liquidation Trust Financial Statements (as identified and defined under “Management’s Discussion and Analysis of Financial Information”, under the heading III., below), which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these Financial Statements, the Liquidation Trustee is required to make estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value, including estimates and assumptions concerning resolution of Disputed Claims, resolution of current and potential litigation, and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.

     The Liquidation Trust believes that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Financial Statements in accordance with the liquidation basis of accounting:

A. Assets

     Total assets as of September 30, 2004 were $37.7 million, primarily consisting of cash and cash equivalents. Of this amount, $3.1 million of net preference receivables were subject to estimation.

1. Preference receivables

     Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of various preference cases being litigated. As of September 30, 2004, the Liquidation Trust estimated the fair value of preference receivables, including 10 remaining preference litigation actions being actively prosecuted, to be $3.1 million, net of $1.0 million of costs of recovery. Of this $3.1 million net balance, $0.8 million related to amounts receivable on settled cases, while $2.3 million related to the remaining 10 actions being actively prosecuted. The Liquidation Trust has specifically reviewed each of these 10 cases based on the Liquidation Trust’s preference collection experience and that of its preference collections counsel, and estimated their fair value based primarily on significant settlements achieved subsequent to year-end, and on the most recent available information in cases not yet at the settlement stage.

     As of September 30, 2004, because the remaining number of cases was small and the fact-finding and negotiation process close to completion in most instances, the Liquidation Trust based its estimate on a review of each remaining case. In prior years, the Trust estimated the fair value of its numerous preference actions, collectively, either on an aggregate basis or on a case-by-case analysis. Based on the Liquidation Trust’s experience and that of its preference collections counsel, the Liquidation Trust established an estimated aggregate collections factor, which was applied to the majority of the preference cases to estimate their ultimate aggregate value. This estimated aggregate collections factor was periodically updated as more information became available through the fact-finding and negotiation process. In addition, the Liquidation Trust originally assigned no value to eight of the largest potential preference cases (from among the 1,800 total cases filed) until fact-finding and initial negotiation indicated that some collection was likely. These estimates were then updated as more information became available. Each of these cases has been settled.

B. Liabilities

     Total liabilities as of September 30, 2004 were $9.2 million, mainly consisting of $3.0 million of estimated Unimpaired Claims payable and $5.9 million of estimated costs of liquidation.

1. Unimpaired claims payable

     Claims liabilities are recorded at estimated aggregate settlement amounts, which requires estimates of claims resolution results. Claims are evaluated by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement amount of each Claim based on currently available information. As of September 30, 2004, Unimpaired Claims payable was $3.0 million and consisted of Disputed Unimpaired Claims with an estimated fair value of $1.6 million and Allowed but unpaid Unimpaired Claims totaling $1.3 million.

Substantially all of the $1.6 million estimated fair value of Disputed Unimpaired Claims related to a Claim filed by Kemper with respect to certain insurance claims (the “Kemper Claim”). The estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust subsequent to year-end to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator.

     If all remaining Disputed Unimpaired Claims were to be allowed at the amounts asserted by the claimants, or estimated by the Liquidation Trust and approved by the Bankruptcy Court for reserve purposes, net assets in liquidation would not be materially reduced.

2. Estimated costs of liquidation

     The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its expected termination, consist of the Wind-down Reserve and the Litigation Reserve. These costs, which include personnel, facilities and professional fees, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing Claims resolution and litigation), the anticipated termination date of the Liquidation Trust, and other matters. The most significant assumptions related to estimated costs of liquidation are the length of time and the intensity of litigation required in order to settle the affairs of the Liquidation Trust while maximizing its value to the holders of Beneficial Interests.

     a. Wind-down reserve

     As of October 26, 2001 (Effective Date), the Liquidation Trust established its Wind-down Reserve in the amount of $9.6 million, based on estimates that the Liquidation Trust would substantially complete all of its operations by early 2003. Subsequently, however, based on the pace and status of Claims resolution, asset liquidations, litigation, and Distributions, the estimated termination of the Liquidation Trust’s operations has been extended through 2005. Among other reasons for the change, the initial Wind-down Reserve was based on an estimate of effort required to resolve Disputed Claims against the Debtors and to collect amounts believed to be owed to the Debtors. Given their number (i.e., 3,600 Disputed Claims, and 1,800 preference actions as of October 26, 2001 (Effective Date)), and nature (e.g., the parties dispute their legitimacy and/or true value, and many claims are in the form of lawsuits), the process of resolving these claims can be prolonged and difficult to predict with any certainty, and many times beyond the ability of the Liquidation Trust to directly control.

     As of September 30, 2004, the Liquidation Trust’s remaining operations included the pursuit of the Bondholder Action, the Committee Action, the Kemper Complaint and various preference actions; the resolution of 58 remaining Disputed Claims; and final Claims payments and a final Distribution, if any. Substantially all of the day-to-day operations of the Liquidation Trust are planned to cease in early 2005; however, provision has been made for certain necessary administrative, legal and accounting processes to be completed thereafter through the end of 2005. These final items include resolution of all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.

     Accordingly, the Wind-down Reserve was increased by $1.7 million, $0.9 million, and $3.7 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively, based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended. The Liquidation Trust still expects to terminate substantially all of its day-to-day operations in early 2005, and believes the remaining Wind-down Reserve balance of $3.5 million is sufficient for its remaining operations and final termination obligations.

     While the pace and expected duration of Claims resolutions, preference recoveries, and Claims payments and Distributions could have been considered relatively uncertain as of October 26, 2001 (Effective Date), the expected duration of material operating activities of the Liquidation Trust as of September 30, 2004 is based on more information and experience with the operations of the Liquidation Trust, and on fewer, although still complex, outstanding issues. Should the termination date of the

Liquidation Trust extend beyond 2005, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.

     b. Litigation reserve

     Among the property transferred to the Liquidation Trust pursuant to the Plan as of the Effective Date, and as defined and more fully described in Item 3., “Legal Proceedings”, above, were two separate legal actions commenced against third parties by the Official Committee of Unsecured Creditors and by the trustee under an indenture governing certain debt instruments issued by one of the Debtors, respectively referred to herein as the Committee Action and the Bondholder Action.

     The Liquidation Trust established the Litigation Reserve, with an initial balance of $3.0 million as of October 26, 2001 (Effective Date), for the estimated costs of pursuing this litigation. The prosecution of these actions is complex in nature and scale and forecasting its total cost is very difficult, especially during the early stages of the litigation and the discovery process. The Litigation Reserve has been increased from this initial balance by a total of $9.1 million, with increases of $2.6 million, $3.0 million, and $3.5 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively. These increases arose primarily as a result of the Decision in, and appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action. The initial plan for these actions did not anticipate the number and scope of discovery requests, depositions, and motions, and the various delays in scheduling and proceeding with the cases. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated, for experts in insolvency and valuation.

     Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with these increases are considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust is in the process of obtaining such approval with respect to an increase of $0.6 million, included in the increase of $2.6 million recorded for the fiscal year ended September 30, 2004. The Liquidation Trust believes that the $2.4 million remaining balance in the Litigation Reserve as of September 30, 2004 is sufficient to cover the costs of pursuing both actions through the trial of the Committee Action and a decision in the appeal of the Bondholder Action.

C. Contingencies

     Contingent assets and liabilities are valued at the Liquidation Trust’s estimated future cash flows, which require a significant number of estimates and assumptions regarding collectibility, probable outcomes, courses of action, and various other factors.

     In particular, although the Liquidation Trustee, the Committee, and their respective counsel believe that continued pursuit of the Bondholder Action and the Committee Action may result in significant returns to the beneficiaries of the Liquidation Trust, the amount of any such return is not reasonably quantifiable, and therefore, no asset has been recorded.

     Further, the Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust remain unresolved. While the Liquidation Trust is pursuing this litigation with the intent to obtain a substantial recovery, the amount of any such return is not reasonably quantifiable based on the information currently available to the Liquidation Trust, and therefore, no asset has been recorded.

     Future increases in the Litigation Reserve are anticipated if and when the Liquidation Trust commits to pursue the Committee Action and the Bondholder Action, subsequent to the trial of the Committee Action and a ruling on the appeal of the Decision in the Bondholder Action. Any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.

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

III.	Management’s Discussion and Analysis of Financial Information

     Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2004 and September 30, 2003, for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto, which are included with this report on Form 10-K under Item 15. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.

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

A. Changes in net assets in liquidation

     Significant financial activities of the Liquidation Trust during the periods reflected below include Distributions and Claims payments, resolution of Claims asserted, pursuit of preference recovery actions and other litigation, and carrying out the liquidation activities of the Liquidation Trust.

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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)
			For the period from
	For the fiscal year	For the fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Distributions authorized	$(12,732)	$(17,439)	$(26,909)

Changes in estimates - increase/(decrease) in net assets in liquidation
Claims payable	6,020	2,080	7,525
Preference receivables	3,639	6,830	4,224
Costs of liquidation
Wind-down reserve	(1,673)	(906)	(3,744)
Litigation reserve	(2,600)	(3,000)	(3,500)

Net increase in estimates	5,386	5,004	4,505
Other increases	1,212	2,829	1,855

Net decrease in net assets in liquidation	$(6,134)	$(9,606)	$(20,549)

1. Distributions authorized

     During August 2002, the Bankruptcy Court authorized the Liquidation Trust to make an initial Distribution to holders of Beneficial Interests (i.e., holders of Allowed Impaired Claims) of 4.515% of the Allowed amount of Impaired Claims (the “Initial Distribution”). The Initial Distribution authorized to holders of Beneficial Interests during the period from October 26, 2001 (Effective Date) through September 30, 2002 totaled $26.9 million, based on Allowed Impaired Claims totaling $595.8 million as of September 30, 2002.

     During June 2003, the Liquidation Trust notified the Bankruptcy Court that it would make a second interim Distribution. Pursuant to this notice, the Liquidation Trust authorized a second interim Distribution of 2.058% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution, as well the Initial Distribution payable to holders of the additional $78.7 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2003.

     During September 2004, the Liquidation Trust notified the Bankruptcy Court that it would make a third interim Distribution. Pursuant to this notice, the Liquidation Trust authorized a third interim Distribution of 1.527% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2004 totaled $12.7 million, primarily representing the third interim Distribution, as well the Initial and second interim Distributions payable to holders of the additional $29.5 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2004.

     As of September 30, 2004, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $57.1 million. No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.

     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve Claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation.

2. Changes in estimate – estimated fair value of claims payable

     Amounts relating to Convenience Claims are excluded from the following discussion, which itemizes only Unimpaired Claims, because Convenience Claims are relatively insignificant and the changes therein are explained by the same trends.

     As of October 26, 2001 (Effective Date), the Liquidation Trust estimated its obligation for Unimpaired Claims payable as $34.1 million, based on the best information available at that time. Allowed Unimpaired Claims, for which no estimates were necessary, totaled $8.7 million. Several hundred Disputed Unimpaired Claims, with estimated aggregate settlement amounts of $25.4 million, remained to be resolved by the Liquidation Trust.

     The following table summarizes the activity, for the fiscal periods as indicated, which reduced Unimpaired Claims payable from $34.1 million as of October 26, 2001 (Effective Date) to the balance of $3.0 million as of September 30, 2004:

($ in thousands)

			For the period from
	Fiscal year	Fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Balance at beginning of period	$11,044	$15,421	$34,145
Unimpaired claims paid	(883)	(2,306)	(11,177)
Deposit applied to Kemper claim	(1,190)	—	—
Changes in estimate, including claims expunged or waived	(6,003)	(2,071)	(7,547)

Balance at end of period	$2,968	$11,044	$15,421

Number of disputed unimpaired claims remaining at the end of each period	9	22	119

     As a result of the ongoing Claims resolution process, fewer Disputed Unimpaired Claims remain as of each successive valuation date, and the Liquidation Trust becomes more familiar with the validity and estimated value of each remaining Disputed Unimpaired Claim. Therefore, changes in estimate during the fiscal year ended September 30, 2004 related almost exclusively to the Kemper Claim, as opposed to the significant number of Claims revalued during the fiscal year ended September 30, 2003, and the significant number and amount of Claims revalued during the period from October 26, 2001 (Effective Date) through September 30, 2002.

     The total decrease of $8.1 million in Unimpaired Claims payable from September 30, 2003 to September 30, 2004 primarily resulted from (a) Claims payments of $0.9 million, (b) application of a $1.2 million receivable from Kemper, which Kemper asserted had been applied against the Insurance Claims, and (c) a $6.0 million decrease in the estimated fair value of Unimpaired Claims payable, primarily for the Kemper Claim. The change in estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust subsequent to year-end to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. This amount represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses. As a result, the Kemper Claim has been the largest single estimated Unimpaired Claim at the end of each period shown, valued at $9.0 million as of September 30, 2003 and $10.1 million as of September 30, 2002.

     During the fiscal year ended September 30, 2003, the Liquidation Trust paid out $2.3 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $2.1 million. This decrease in estimate resulted from a number of Unimpaired Claims which were settled for substantially less than the originally estimated fair value of such Claims. The majority of the decrease related to otherwise valid Unimpaired Claims which were waived as part of comprehensive settlements in preference recovery actions.

     During the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust paid out $11.2 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $7.5 million. This decrease in estimate resulted from a significant number of Unimpaired Claims being settled for, or in substantive negotiation as of September 30, 2002 at, substantially less than the originally estimated fair value of such Claims. The majority of the reduction related to otherwise valid Unimpaired Claims which were waived subsequent to year-end as part of comprehensive settlements in preference recovery actions (in addition to those referred to in the previous paragraph).

3. Changes in estimate - estimated fair value of preference receivables

     The Liquidation Trust is pursuing a number of actions against former creditors of the Debtors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings (the “Preference Receivables”). The value of Preference Receivables is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel. As of September 30, 2004 and September 30, 2003, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $3.1 million and $6.0 million, respectively.

     The following table summarizes the significant sources of changes in estimated fair value of Preference Receivables for the periods as indicated:

($ in thousands)

			For the period from
	For the fiscal year	For the fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Basis of change in estimate
Aggregate estimate	$(111)	$5,030	$1,740
Case-by-case estimate for certain large cases	3,750	1,800	2,484

Net increase in fair value	$3,639	$6,830	$4,224

     During the fiscal year ended September 30, 2004, the Liquidation Trust increased its estimate of the net fair value of its preference cases by $3.6 million, based on recent settlements and partially offset by the Liquidation Trust’s increased costs of collections related to the final, most complicated and heavily litigated cases. During the fiscal year ended September 30, 2003, based on the Liquidation Trust’s collections experience to date, which was favorable compared to the previous estimate, the Liquidation Trust increased the estimated fair value of its preference cases by $6.8 million. During the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust increased its estimate of the fair value of its preference cases by $4.2 million, based on the Liquidation Trust’s collections experience and recent settlements.

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

Subsequently, each of these cases was settled, resulting in increases in estimates (which are included in the changes in estimate totals cited in the previous paragraph) of $3.8 million, $1.8 million and $2.5 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively.

     Because the Preference Receivables arise from literally millions of transactions, and because they are being pursued in litigation, it is not possible to confirm the amounts receivable with the vendor defendants. As a result, the Liquidation Trust’s independent registered public accounting firm has not been able to obtain sufficient evidential matter to evaluate the fair value of the Preference Receivables, either by direct confirmation or by other auditing procedures. Therefore, the Report of Independent Registered Public Accounting Firm on the Liquidation Trust Financial Statements contains a scope limitation with respect to the Preference Receivables. Other estimates contained in the financial statements of the Liquidation Trust were subject to customary audit procedures, as applicable.

4. Changes in estimate - estimated costs of liquidation

     The estimated costs of liquidation consist of the Wind-down Reserve and the Litigation Reserve, representing the projected costs of operating the Liquidation Trust through its termination.

     As of October 26, 2001 (Effective Date), substantially all of the operations of the Liquidation Trust were assumed to be completed by early 2003. Subsequently, however, based on the pace and status of Claims resolution, asset liquidations, litigation, and Distributions, the estimated termination of the Liquidation Trust’s operations has been extended through 2005. Substantially all of the day-to-day operations of the Liquidation Trust are planned to cease in early 2005; however, provision has been made for certain necessary administrative, legal and accounting processes to be completed thereafter. These final items include resolution of all litigation, a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. Accordingly, the estimated costs of liquidation have been increased as follows:

     a. Wind-down Reserve

     Based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended, the remaining Wind-down Reserve was increased by $1.7 million during the fiscal year ended September 30, 2004, in part because, during that period, certain key trial dates were scheduled for 2005. The reserve was previously increased by $0.9 million during the fiscal year ended September 30, 2003, as a result of the extension of the expected termination of the Liquidation Trust into 2004, and by $3.7 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, based on a comprehensive reforecast of the requirements of the Liquidation Trust following its early operations.

     b. Litigation Reserve

     The Litigation Reserve was established to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action. The Litigation Reserve was increased by $2.6 million during the fiscal year ended September 30, 2004, based on estimated future expenses with respect to the appeal of the Bondholder Action Decision and the trial of the Committee Action. In comparison, the Litigation Reserve was increased by $3.0 million during fiscal year ended September 30, 2003 and $3.5 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, based primarily on a higher than planned level of activity and duration in connection with the Committee Action. Each of these increases was based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing these actions. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust is in the process of obtaining such approval with respect to an increase of $0.6 million, included in the increase of $2.6 million recorded for the fiscal year ended September 30, 2004.

5. Other increases

     a. Interest income

     The Liquidation Trust’s cash investments yielded interest income, increasing net assets in liquidation, of $0.3 million, $0.5 million and $1.2 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively. The decrease in interest income resulted from substantial decreases each period in total cash available for investment, primarily as a result of Claims payments and Distributions, as well as a general decrease in interest rates.

     b. Other

     Realization of other miscellaneous assets in excess of their estimated net fair value recorded as of October 26, 2001 (Effective Date) increased net assets in liquidation by $0.9 million, $2.3 million and $0.6 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002. Each of these increases in estimated net fair value is primarily due to one specific item during each of the fiscal periods. During the fiscal year ended September 30, 2004, the Liquidation Trust reached, recorded and collected a $0.7 million settlement in litigation against a former insurance broker of the Debtors. During the fiscal year ended September 30, 2003, the Liquidation Trust received $2.0 million as proceeds of the liquidation of the Debtor’s former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust. During the period from October 26, 2001 (Effective Date) through September 30, 2002, an increase of $0.5 million resulted from the demutualization of an insurance vendor of the Debtors and the associated value realized when the Liquidation Trust sold its resulting equity interest.

B.Cash receipts and disbursements

     The following table summarizes cash receipts and disbursements for the periods as indicated:

($ in thousands)

			For the period from
	For the fiscal year	For the fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Cash receipts
Preference collections, before costs of recovery	$8,242	$13,345	$13,634
Other	1,366	3,820	1,997

Total receipts	9,608	17,165	15,631

Cash disbursements
Legal and professional fees
Litigation	2,676	3,919	3,121
Preference recoveries	1,797	2,414	2,721
Trust operations	1,571	1,699	2,707
Operating expenses	1,735	2,331	2,396
Claims payments	886	2,323	11,400
Reissued/(voided) claims checks, net	235	(346)	(31)
Distributions paid	13,170	20,629	23,055

Total disbursements	22,070	32,969	45,369

Net decrease in cash and cash equivalents	$(12,462)	$(15,804)	$(29,738)

1. Cash receipts

     Preference collections have been ongoing since 1,800 preference actions were filed in mid-2001. By September 30, 2003, more than two years after the filing of the actions, the majority of the cases had been settled. The remaining cases were both more difficult and slower to settle, with many cases settled only as trial dates, which were first scheduled by the Bankruptcy Court during 2004, approached. As a result, preference collections during the fiscal year ended September 30, 2004 declined, as compared to preference collections during the fiscal year ended September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002.

     Other cash receipts during the fiscal year ended September 30, 2003 were also higher than during the fiscal year ended September 30, 2004 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, primarily because of the $2.0 million receipt from the insurance carrier liquidation discussed under “Other Increases”, in the section above. In addition, the Liquidation Trust collected $1.0 million with respect to various accounts receivable and other assets during the fiscal year ended September 30, 2003, as compared to fewer collections of such items during the fiscal year ended September 30, 2004 and during the period from October 26, 2001 (Effective Date) through September 30, 2002. On the other hand, interest income during the period from October 26, 2001 (Effective Date) through September 30, 2002 was significantly greater than during the two following fiscal years, as a result of higher cash balances and interest rates during that period.

2. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities. Litigation fees decreased by $1.2 million from the fiscal year ended September 30, 2003 to the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2004, the Liquidation Trust was actively pursuing the Bondholder Action through trial and appeal. During the fiscal year ended September 30, 2003, however, pre-trial preparation for both the Bondholder Action and the Committee Action, particularly extensive depositions and research by experts in key matters, resulted in relatively higher litigation costs. Because of the extensive activity during the fiscal year ended September 30, 2003, litigation fees increased by $0.8 million during that period as compared to the period from October 26, 2001 (Effective Date) through September 30, 2002.

     Preference recovery fees were 21.8%, 18.1% and 20.0% of preference collections for the fiscal years ended September 30, 2004 and September 30, 2003 and for the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively. The largest single factor increasing preference recovery fees, relative to collections, for the fiscal year ended September 30, 2004 as compared to the fiscal year ended September 30, 2003 was $0.4 million in expert fees paid in preparation for trials. The legal fees for preference settlements are largely earned and paid on a contingent basis, and are set at a declining rate for larger cases. A significant number of the smaller cases were settled sooner than the larger matters, resulting in a higher fee percentage during the period from October 26, 2001 (Effective Date) through September 30, 2002 as compared to during the subsequent fiscal years.

     Legal fees for Liquidation Trust operations have decreased as the number and type of open matters declines.

3. Operating expenses

     Operating expenses during the fiscal year ended September 30, 2004 decreased by $0.6 million from the fiscal year ended September 30, 2003 primarily due to payroll and severance paid to several employees released during the fiscal year ended September 30, 2003. Operating expenses during fiscal year ended September 30, 2003 were substantially comparable to those during the period from October 26, 2001 (Effective Date) through September 30, 2002. Although the number of Liquidation Trust employees decreased, as noted, the related decrease in payroll was largely offset by severance paid to the terminated employees.

4. Claims payments

     Payments of Unimpaired Claims were significantly lower during the fiscal year ended September 30, 2004 than during the fiscal year ended September 30, 2003 because nearly all significant Unimpaired Claims, other than the Kemper Claim, had been settled and paid by September 30, 2003. Payments of Unimpaired Claims were significantly lower during the fiscal year ended September 30, 2003 than during the period from October 26, 2001 (Effective Date) through September 30, 2002, largely because $8.7 million of Unimpaired Claims had been allowed as of October 26, 2001 (Effective Date), but payments were not permitted until after the Plan became effective on the Effective Date. These one-time payments with respect to $8.7 million of Allowed Claims, the majority of which were paid prior to September 30, 2002, were primarily for professional fees, Claims settlements allowed in the Plan, and employee Claims for unpaid vacation and severance.

5. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. As described under “Distributions authorized,” above, the third interim Distribution was authorized and paid during September 2004 at a rate of 1.527%, the second interim Distribution was authorized and paid during June 2003 at the rate of 2.058%, and the Initial Distribution was authorized and paid during August 2002 at a rate of 4.515%.

C. Cash and selected contingency and other reserves

1. Cash and cash equivalents

     The Liquidation Trust’s cash and cash equivalents balance decreased by $12.5 million, from $46.8 million as of September 30, 2003, to $34.4 million as of September 30, 2004. The decrease resulted primarily from Distributions to holders of Beneficial Interests and cash disbursements associated with the costs of liquidation, partially offset by cash receipts, primarily from preference recovery actions.

     The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved, (c) Restricted or (d) Other. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.

     a. Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.4 million as of September 30, 2004 was based on the cumulative Distribution rate of 8.1%, for $1.9 million of Allowed but unpaid Impaired Claims plus $39.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $7.1 million as of September 30, 2003 was based on the cumulative Distribution rate of 6.573%, for $9.3 million of Allowed but unpaid Impaired Claims plus $98.4 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

     b. Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $2.8 million from September 30, 2003 to September 30, 2004, to a balance of $21.5 million, as a result of net decreases in various liability reserves, primarily the Wind-down Reserve and Unimpaired Claims payable.

     c. As of September 30, 2004, Restricted Cash of $9.3 million relates primarily to the Secured Claim asserted by Kemper. Kemper held an irrevocable cash-collateralized letter of credit with a balance of $8.6 million as of September 30, 2004 to secure payment of certain Insurance Claims. Subsequent to year-end, Kemper and the Liquidation Trust reached an agreement, subject to approval by the Bankruptcy Court, to settle the Insurance Claims for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator, and to reduce the letter of credit to $1.6 million. Restricted Cash decreased primarily as a result of payments relating to the Insurance Claims during the fiscal year ended September 30, 2004.

2. Significant contingency reserves

     The estimated amounts of the operating expenses of the Liquidation Trust and estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan are recorded as liabilities in the Statements of Net Assets in Liquidation. Certain other reserves represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net Assets in Liquidation. These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation. Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests. Significant contingency reserves include the Fleet Reserve, the Disputed Unimpaired Claims Reserve, and the Impaired Claims Reserve, as follows:

     a. Fleet Reserve

     The Liquidation Trust maintains the Fleet Reserve in the amount of $11.0 million, pursuant to a stipulation with Fleet, for certain claims related to the Bondholder Action and/or the Committee Action which Fleet may assert. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in these Actions, should ultimately prevail. No liability has been recorded in connection with the Fleet Reserve because the Liquidation Trust has appealed the adverse order and judgment in the Bondholder Action, does not consider Fleet likely to ultimately prevail in either of these Actions, and has no access to information to estimate the amount, if any, that Fleet may validly assert against the Fleet Reserve.

     b. Disputed Unimpaired Claims Reserves

     The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the “Claims Reserves”). Total required Claims Reserves for Unimpaired Claims (which exclude the Kemper Insurance Claim) totaled $1.7 million as of September 30, 2004. Of this amount, $1.4 million was already accrued in Unimpaired Claims payable, requiring a contingency reserve for Excess Disputed Unimpaired Claims of $0.3 million as of September 30, 2004. As of September 30, 2003, of the total Claims Reserves for Unimpaired Claims of $2.4 million, $2.0 million was already accrued by the Liquidation Trust as part of Unimpaired Claims payable. The $0.4 million balance of the Claims Reserves was included in the Liquidation Trust’s contingency reserves as of September 30, 2003 as the Excess Disputed Unimpaired Claims Reserve.

     c. Impaired Claims Reserve

     The Liquidation Trust also maintains the Impaired Claims Reserve, which totaled $3.2 million as of September 30, 2004 and $6.5 million as of September 30, 2003 at the then current cumulative Distribution rate. The Impaired Claims Reserve represents an equity interest in the net assets, if any, after payment of all Liquidation Trust liabilities, for the benefit of holders of Impaired Claims which remain disputed. The decrease in the Impaired Claims Reserve from September 30, 2003 to September 30, 2004 reflects the decrease in the value of Disputed Impaired Claims, partially offset by the increase in the cumulative Distribution rate to 8.1% from 6.573%.

     As of September 30, 2004 and September 30, 2003, the asserted value of Disputed Impaired Claims was $64.1 million and $128.2 million, respectively. During the fiscal year ended September 30, 2004, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $64.1 million by settling Impaired Claims for amounts which, in the aggregate, were substantially less than the original amounts claimed, and arranging for the waiver of Impaired Claims in conjunction with a number of preference recovery settlements.

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2004.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

     The Liquidation Trust’s internal controls over financial reporting will be subject to audit as of September 30, 2005. The Liquidation Trust has completed its documentation of current internal controls over financial reporting. The requirements of the Sarbanes – Oxley Act of 2002 have been taken into account in planning for the future administrative requirements of the Liquidation Trust when it suspends day-to-day operations. Because the Liquidation Trust expects to have no full-time employees as of September 30, 2005, the Liquidation Trust is currently assessing its ability to maintain an effective control environment.

PART III

Item 10. Directors and Executive Officers

     Conrad F. Hocking, the Liquidation Trustee, age 51, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust. In May of 2000, Mr. Hocking was appointed as Chief Executive Officer and Chief Financial Officer of Hechinger. Prior thereto, Mr. Hocking served as Chief Financial Officer commencing in October of 1999. Immediately prior to the time of Hechinger’s Chapter 11 bankruptcy filing, in June of 1999, Mr. Hocking was named Vice President – Finance and Acting Chief Financial Officer, after previously serving as Director – Planning and Analysis. Mr. Hocking holds a Bachelor of Science degree from George Mason University. Mr. Hocking’s principal business address is 405 East Gude Drive, Suite 206, Rockville, Maryland 20850.

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

     The Liquidation Trustee and all Liquidation Trust employees have executed the Liquidation Trust Code of Ethics.

Item 11. Executive Compensation

     The Liquidation Trustee is currently employed on a full-time basis and is paid an annual salary of $343,600. The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits. During the fiscal year ended September 30, 2004, salary payments to the Liquidation Trustee totaled $343,600. The Liquidation Trustee is entitled to be reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the fiscal year ended September 30, 2004, reimbursements for such expenses, which are subject to Committee review, totaled $25,783, primarily for repairs to the Liquidation Trust’s AS/400 computer, travel, and supplies purchased for the Liquidation Trust’s office. The Committee or the Liquidation Trustee may determine that the Liquidation Trustee is required solely on a part-time basis, at which time the Liquidation Trustee will be employed part-time and be compensated at the rate of $190.00 per hour.

     The Liquidation Trustee is irrevocably entitled to a severance payment in the fixed amount of $278,087 pursuant to a retention program approved by the Bankruptcy Court by order dated September 10, 1999 and pursuant to the Liquidation Trust Agreement, which will be paid upon the earliest of (i) his resignation as Liquidation Trustee, (ii) termination of his appointment or removal as Liquidation Trustee, or (iii) reduction of his duties as Liquidation Trustee to a part-time basis of less than forty hours per week.

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

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     Fees paid to the Liquidation Trust’s principal accounting firm during the periods as indicated were:

     ($ in thousands)

	For the fiscal year	For the fiscal year
	ended	ended
	September 30, 2004	September 30, 2003
Audit services	$47	$53
Tax services	21	—

Total	$68	$53

     The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable.

     Tax services performed for the Liquidation Trust relate to preparation of the Liquidation Trust’s tax returns.

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

Financial Statements as of September 30, 2004 and September 30, 2003, for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002

Table of Contents

2.	Financial Statement Schedules

Financial statement schedules are either not applicable or the required information has been provided in the financial statements or the notes thereto, filed herewith under Item 15.

3.	Exhibits

The following exhibits are filed with this Form 10-K:

Exhibit
No.	Description
2.1*	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1*	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1**	Code of Ethics.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification by Liquidation Trustee.

32.1***	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1*	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2*	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3*	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4*	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5**	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6***	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

* Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

** Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

***Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: December 23, 2004	By:	/s/ Conrad F. Hocking

Name: Conrad F. Hocking
Title: Liquidation Trustee

Index to Financial Statements
Hechinger Liquidation Trust

Financial Statements as of September 30, 2004 and September 30, 2003, for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002

Report of Independent Registered Public Accounting Firm

We have audited the Statements of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust”) as of September 30, 2004 and September 30, 2003 and the related Statements of Changes in Net Assets in Liquidation and Statements of Cash Receipts and Disbursements for the fiscal years ended September 30, 2004 and September 30, 2003 and for the period from October 26, 2001 (Effective Date) through September 30, 2002. The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Liquidation Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to confirm preference receivables aggregating $3.149 million as of September 30, 2004 and $5.955 million as of September 30, 2003 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2004 and September 30, 2003 and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the fiscal years ended September 30, 2004 and September 30, 2003 and for the period from October 26, 2001 (Effective Date) through September 30, 2002, in conformity with U. S. generally accepted accounting principles, applied on the basis described in the preceding paragraph.

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

/s/ Kaiser, Scherer & Schlegel, PLLC

McLean, Virginia
December 21, 2004

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2004	September 30, 2003
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$3,388	$7,136
Reserved	21,471	24,288
Restricted	9,312	9,730
Other	204	5,683

Total cash and cash equivalents	34,375	46,837
Preference receivables (net of costs of recovery of $1,029 and $1,491, respectively)	3,149	5,955
Other assets	160	1,503

Total assets	37,684	54,295

Liabilities
Unimpaired claims payable	2,968	11,044
Convenience claims payable	2	22
Uncashed claims checks	142	377
Distributions payable to holders of allowed impaired claims	228	665
Estimated costs of liquidation
Wind-down reserve	3,518	5,151
Litigation reserve	2,384	2,460

Total liabilities	9,242	19,719

Net Assets in Liquidation	$28,442	$34,576

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

			For the period from
	For the fiscal year	For the fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Increase/(decrease) in Net Assets in Liquidation
Decrease in estimated fair value of unimpaired and convenience claims payable	$6,020	$2,080	$7,525
Increase in estimated fair value of preference receivables, net	3,639	6,830	4,224
Interest income	287	482	1,223
Other increases	925	2,347	632
Increase in estimated costs of liquidation
Wind-down reserve	(1,673)	(906)	(3,744)
Litigation reserve	(2,600)	(3,000)	(3,500)

Net increase in Net Assets in Liquidation before distributions authorized	6,598	7,833	6,360
Distributions authorized	(12,732)	(17,439)	(26,909)

Net decrease in Net Assets in Liquidation after distributions authorized	(6,134)	(9,606)	(20,549)
Net Assets in Liquidation at beginning of period	34,576	44,182	64,731

Net Assets in Liquidation at end of period	$28,442	$34,576	$44,182

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

			For the period from
	For the fiscal year	For the fiscal year	October 26, 2001
	ended	ended	(Effective Date) through
	September 30, 2004	September 30, 2003	September 30, 2002
Cash receipts
Preference collections, before costs of recovery	$8,242	$13,345	$13,634
Other receipts	1,079	3,338	774
Interest income	287	482	1,223

Total cash receipts	9,608	17,165	15,631

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	2,676	3,919	3,121
Preference recoveries	1,797	2,414	2,721
Trust operations	1,571	1,699	2,707
Operating expenses	1,735	2,331	2,396
Unimpaired and convenience claims	886	2,323	11,400
Reissued/(voided) claims checks, net	235	(346)	(31)

Total cash disbursements	8,900	12,340	22,314

Increase/(decrease) in cash and cash equivalents before distributions paid	708	4,825	(6,683)
Distributions paid	13,170	20,629	23,055

Decrease in cash and cash equivalents	(12,462)	(15,804)	(29,738)
Cash and cash equivalents at beginning of period	46,837	62,641	92,379

Cash and cash equivalents at end of period	$34,375	$46,837	$62,641

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

     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 11). Through September 30, 2004, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 8.1% of the Allowed amount of the Impaired Claims, and established a reserve of 8.1% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

Basis of Presentation

     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability. The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities. The Liquidation Trust’s fiscal year ends on September 30.

     The amounts shown in this document are rounded and are therefore approximate.

     Certain amounts in the financial statements as of September 30, 2003 and for the fiscal year ended September 30, 2003 and for the period from October 26, 2001 (Effective Date) through September 30, 2002 have been reclassified to conform to the presentation as of September 30, 2004 and for the fiscal year ended September 30, 2004. In particular, estimated costs of liquidation and changes therein have been shown separately between the Wind-down Reserve and the Litigation Reserve, voided Claims checks (net) have been shown separately from other cash receipts, and payments to holders of Unimpaired and Convenience Claims have been aggregated.

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

Taxes

     The Liquidation Trust is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests are treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit is included in the income tax returns of the holders of Beneficial Interests.

     The Liquidation Trust pays applicable taxes on the taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders. When such Disputed Claims are ultimately resolved, holders whose Disputed Claims were determined to be Allowed Claims receive Distributions from the Liquidation Trust net of taxes, if any, which the Liquidation Trust previously paid on their behalf.

     The Liquidation Trust incurs no taxable income or gain on its own behalf; therefore, no tax provision is recorded in the financial statements of the Liquidation Trust.

3. Cash

     Cash is invested in highly liquid investments with a maturity of three months or less, and in accordance with Section 345 of the Bankruptcy Code or as otherwise permitted by order of the Bankruptcy Court. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves (see Note 10).

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions. As such, Available Cash includes Distributions payable (see Note 8) and the Disputed Impaired Claims Reserve (see Note 10). Available Cash does not include Reserved Cash, Restricted Cash, or Other Cash, each further described below.

     Available Cash consists of:

     ($ in thousands)

	As of	As of
	September 30, 2004	September 30, 2003
Distributions payable	$228	$665
Reserve for remaining disputed impaired claims at 8.1% and 6.573%, respectively	3,160	6,471

Total available cash	$3,388	$7,136

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain contingencies should occur. See Note 10 for details of specific reserves and their related amounts.

     Restricted Cash consists of cash held as collateral for a letter of credit (see Note 6) and cash held in an escrow account.

     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.

4. Preference Receivables

     Pursuant to the Bankruptcy Code, a debtor may seek to recover, through adversary proceedings in the bankruptcy court, certain transfers of the debtor’s property, including payments of cash, made during the 90 days immediately prior to the commencement of the bankruptcy case. Although there are certain defenses to such recoveries, the Bankruptcy Code’s preference statute can be very broad in its application because it allows the debtor to recover payments regardless of whether there was any impropriety in such payments.

     The estimated fair value of the recoverable preferential payments (the “Preference Receivables”) is based on the Liquidation Trust’s preference collections experience and that of its preference collections counsel, significant settlements achieved subsequent to year-end, and a review of the outstanding preference litigation actions being prosecuted by the Liquidation Trust. The Preference Receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. As of September 30, 2004, the Liquidation Trust was actively pursuing 10 remaining actions seeking to recover preferential transfers, as well as making collections efforts on recently settled cases and numerous default judgments issued.

     During the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust collected $8.2 million, $13.3 million and $13.6 million in preference recoveries, and paid $1.8 million, $2.4 million and $2.7 million in fees and expenses associated with such recoveries, respectively. In addition to the cash preference recoveries contemplated in the Preference Receivables, substantial amounts of valid Unimpaired and Impaired Claims have been waived as part of comprehensive settlements in preference recovery actions (see Notes 6 and 11).

     The estimated net fair value of Preference Receivables was increased by $3.6 million, $6.8 million and $4.2 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively, mainly based on the following factors:

i)	The Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, each of these cases was settled. As a result, the estimated fair value of Preference Receivables was increased by $3.8 million, $1.8 million, and $2.5 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively.

ii)	Partially offsetting the $3.8 million increase noted above, the Liquidation Trust incurred significant additional expenses for expert reports and trial preparation, resulting in a decrease in the estimated fair value of all other remaining preference cases, net of costs of recovery, of $0.1 million during the fiscal year ended September 30, 2004.

iii)	Based on the Liquidation Trust’s aggregate collections experience to date, which was favorable compared to the previous estimates, the Liquidation Trust increased the estimated fair value of its remaining preference cases, net of costs of recovery, by $5.0 million during the fiscal year ended September 30, 2003 and by $1.7 million during the period from October 26, 2001 (Effective Date) through September 30, 2002, in addition to the increases related to the larger cases as noted above.

     The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

     Other assets consist of receivables from various former vendors, service providers, and others. As of September 30, 2003, other assets included a $1.2 million receivable from a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”), the insurer for the Debtors’ workers’ compensation claims for a number of years, which was subject to offset as collateral for certain insurance claims (see Note 6). During the fiscal year ended September 30, 2004, Kemper provided the Liquidation Trust with documents asserting that this collateral had been applied against these insurance claims. Accordingly, the Liquidation Trust has applied the receivable against the related Claim liability.

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

     Unimpaired Claims payable consists of:

($ in thousands)

	As of	As of
	September 30, 2004	September 30, 2003
Allowed claims	$1,339	$1,392

Estimated fair value of disputed claims
Kemper claim, net	1,600	9,002
Other disputed claims	29	650

Total estimated fair value of disputed claims	1,629	9,652

Total unimpaired claims payable	$2,968	$11,044

Reserved or restricted value of disputed claims
Kemper claim (restricted amount)	$8,603	$9,002
Other disputed claims (reserved amount)	339	1,075

Total	$8,942	$10,077

Number of disputed claims	9	22

     The reserved amount for Disputed Unimpaired Claims is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Unimpaired Claims Reserve”). Secured Claims are, in effect, reserved for by the restrictions on the related collateral.

     The largest remaining Disputed Unimpaired Claim is a secured Claim asserted by Kemper (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). During December 2003, the Liquidation Trust filed a complaint in the Bankruptcy Court requesting, among other things, that the Bankruptcy Court fix the amount of the Kemper Claim, reduce the amount of the irrevocable cash-collateralized letter of credit held by Kemper to assure payment of the Insurance Claims, and compel the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust (the “Kemper Complaint”) (see Note 12). The Liquidation Trust recorded the estimated net fair value of the Kemper Claim as of September 30, 2004 at $1.6 million, based on an agreement reached between Kemper and the Liquidation Trust subsequent to September 30, 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator.

     During the fiscal year ended September 30, 2004, the Liquidation Trust paid out $0.9 million to holders of Allowed Unimpaired Claims, reduced the Kemper Claim by the amount of a $1.2 million receivable from Kemper, which Kemper asserted had been applied against the Insurance Claims (see Note 5), and decreased its estimate of the aggregate settlement amounts of Unimpaired Claims, primarily for the Kemper Claim, by $6.0 million. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. This amount represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses. As a result, the Kemper Claim was valued at $9.0 million as of September 30, 2003.

     During the fiscal year ended September 30, 2003, the Liquidation Trust paid out $2.3 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $2.1 million. This decrease in estimate resulted from a number of Unimpaired Claims which were settled for substantially less than the originally estimated fair value of such Claims. The majority of the decrease related to otherwise valid Unimpaired Claims which were waived as part of comprehensive settlements in preference recovery actions.

     During the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust paid out $11.2 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $7.5 million. This decrease in estimate resulted from a significant number of Unimpaired Claims being settled for, or in substantive negotiation as of September 30, 2002 at, substantially less than the originally estimated fair value of such Claims. The majority of the reduction related to otherwise valid Unimpaired Claims which were waived subsequent to year-end as part of comprehensive settlements in preference recovery actions.

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

8. Distributions Payable

     Distributions payable primarily represents 8.1% and 6.573% of the Allowed amount of Impaired Claims for which the Liquidation Trust had not yet paid Distributions as of September 30, 2004 and September 30, 2003, respectively. As of these dates, a number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all information necessary for payment, or were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

9. Estimated Costs of Liquidation

     The Wind-down Reserve and the Litigation Reserve together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). The amounts included in the Wind-down Reserve represent the projected costs of operating the Liquidation Trust through its expected termination. These costs, which include personnel, facilities and professional fees, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing Claims resolution and litigation), the anticipated termination date of the Liquidation Trust and other matters.

     As of September 30, 2004, the Liquidation Trust’s remaining operations included the pursuit of various litigation and preference actions; resolution of the remaining Disputed Claims; and final Claims payments and a final Distribution, if any. Substantially all of the day-to-day operations of the Liquidation Trust are planned to cease in early 2005; however, provision has been made for certain necessary administrative, legal and accounting processes to be completed thereafter through the end of 2005. These final items include resolution of all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.

     The estimated costs of liquidation, excluding those costs provided for in the Litigation Reserve, were increased by a total of $1.7 million, $0.9 million and $3.7 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively, based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended. Expenses paid from the Wind-down Reserve during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002 totaled $3.3 million, $4.0 million, and $5.1 million, respectively.

     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (see Note 12) (the “Litigation Reserve”). In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust in the Bondholder Action. In April 2004, the Liquidation Trust filed an appeal from this ruling. The Liquidation Trust and the defendants each filed appeal briefs during September 2004. The Third Circuit has not heard oral argument and no date for such argument has been set. The timing of a ruling is unknown. Also in April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. Subsequent to September 30, 2004, the court began hearing oral argument on motions for summary judgment filed by various defendants. Oral argument for the remaining such motions is scheduled for January 2005. The timing of a decision on defendants’ motions is unknown.

     The Litigation Reserve is periodically adjusted based on updated estimates of the aggregate litigation expenses of the Liquidation Trust for these actions. Primarily as a result of the decision in, and appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action, the estimated Litigation Reserve was increased by $2.6 million, $3.0 million and $3.5 million during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, respectively. Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with these increases are considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust is in the process of obtaining such approval with respect to an increase of $0.6 million, included in the increase of $2.6 million recorded for the fiscal year ended September 30, 2004. Litigation expenditures during the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002 totaled $2.7 million, $3.9 million and $3.1 million, respectively.

     The fair value of estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

     During the fiscal years ended September 30, 2004 and September 30, 2003 and during the period from October 26, 2001 (Effective Date) through September 30, 2002, the Liquidation Trust incurred rent expense of $0.1 million, $0.2 million and $0.1 million, respectively, all under short-term leases.

10. Bankruptcy Reserves Required

     Pursuant to the terms of the Plan, the Liquidation Trust is required to establish and maintain various reserves intended, among other things, to assure that Claims are paid in accordance with the funding priorities established in the Plan, to administer the Plan and the Liquidation Trust, and to wind down the affairs of the Debtors. Reserves which represent liabilities that would be recorded using the liquidation basis of accounting in accordance with generally accepted accounting principles (the “Liability Reserves”) are reflected as such in the accompanying Statements of Net Assets in Liquidation. Such Liability Reserves include the Wind-down Reserve and the Litigation Reserve.

     Certain other reserves relate to contingencies which are not deemed probable of actual payment (the “Contingency Reserves”) and therefore are not included as liabilities in the Statements of Net Assets in Liquidation. Such Contingency Reserves include the excess of the Disputed Unimpaired Claims Reserve over Unimpaired Claims payable; a minimum reserve to assure adequate liquidity; and other reserves held pending resolution of certain matters in dispute.

     The Fleet Reserve, established pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust, is likely to be drawn upon if Fleet, as a defendant in the Committee

Action and the Bondholder Action, should ultimately prevail in one or both of such actions. No liability has been accrued in connection with the Fleet Reserve because the Liquidation Trust has appealed the adverse decision in the Bondholder Action (see Note 12), does not believe Fleet will ultimately prevail in either of these actions, and has no access to information to estimate the amount, if any, that Fleet may validly assert against the Fleet Reserve.

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

($ in thousands)

	As of	As of
	September 30, 2004	September 30, 2003
Liability reserves
Wind-down (net of related escrow of $278)	$3,240	$4,873
Litigation	2,384	2,460
Unimpaired claims (excluding secured claims (see Note 6))	1,368	2,042
Uncashed claims checks	142	377
Convenience claims	2	22

Total liability reserves	7,136	9,774

Contingency reserves
Fleet	11,000	11,000
Excess disputed unimpaired claims	309	425
Preference settlement claims	26	89
Minimum reserve	3,000	3,000

Total contingency reserves	14,335	14,514

Total reserves	$21,471	$24,288

     The Liquidation Trust also maintains the Disputed Impaired Claims Reserve, which, as an equity reserve, is designated as part of Available Cash (see Note 3), for Distribution to holders of Disputed Impaired Claims should such Claims become Allowed. The reserve for the remaining Disputed Impaired Claims is determined based on the then current cumulative Distribution rate and on the estimated amount of remaining Disputed Impaired Claims.

11. Impaired Claims

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

     The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)

	As of	As of
	September 30, 2004	September 30, 2003
Allowed claims	$704,015	$674,508
Estimated fair value of disputed claims	20,798	84,219

Total estimated impaired claims	$724,813	$758,727

Asserted value of disputed claims	$64,068	$128,213

Number of disputed claims	47	172

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.

     Distributions to holders of Allowed Impaired Claims have been authorized during August 2002, June 2003 and September 2004 in the amounts of 4.515%, 2.058% and 1.527%, respectively, for total authorized Distributions of 8.1% of the Allowed amount of the Impaired Claims. Distributions authorized during the fiscal year ended September 30, 2004 totaled $12.7 million, primarily representing the third interim Distribution of 1.527%, as well as the previously authorized Distributions of 6.573% payable to holders of the additional $29.5 million of Impaired Claims newly allowed during the period. Distributions authorized during the fiscal year ended September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution of 2.058%, as well the initial Distribution of 4.515% payable to holders of the additional $78.7 million of Impaired Claims newly allowed during the period. During the period from October 26, 2001 (Effective Date) through September 30, 2002, a Distribution of $26.9 million was authorized, representing the initial Distribution of 4.515% payable to holders of $595.8 million of Allowed Impaired Claims.

     In conjunction with the authorized Distributions, as of September 30, 2004 the Liquidation Trust held a total of $3.4 million of Available Cash for Distribution to holders of Impaired Claims, including a reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed (see Note 3). A total of $56.9 million has been paid to holders of Allowed Impaired Claims through September 30, 2004. Of this total, $32.8 million was paid to holders of General Unsecured Claims Allowed at $406.7 million, and $24.1 million to holders of Senior Unsecured Claims Allowed at $206.4 million.

     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust. Of the $24.1 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) through September 30, 2004, $7.4 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million. Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

12. Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Cases

     The Liquidation Trust is pursuing two major actions on behalf of its beneficiaries in the United States District Court, District of Delaware, and in the United States Court of Appeal for the Third Circuit. Both actions arise from a business combination among the Debtors during 1997 and the related Financing (the “1997 Transactions”) and have been filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

     The Bondholder Action and related appeal

     The complaint with respect to the first of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, was styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”

     The Bondholder Action, initially filed on behalf of the holders of Hechinger Company’s senior debt instruments, and assigned to the Liquidation Trust pursuant to the Plan, against Fleet (individually and as agent) and General Electric Credit Corporation (“GECC”), alleges that the 1997 Transactions effected a breach of the applicable indenture, and that the plaintiff is entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments. Pursuant to the terms of the Plan, net proceeds from the Bondholder Action, if any, will be allocated 60% to the senior debt holders (i.e., Class 4A – Senior Unsecured Claims), and 40% to holders of Beneficial Interests in the Liquidation Trust (i.e., Classes 4A, 4B, and 5; respectively, Senior Unsecured, General Unsecured and Subordinated Debentures Claims).

     In March 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment in the United States Court of Appeals for the Third Circuit, as Case Number 04-2112. The Liquidation Trust, Fleet and GECC each filed appeal briefs during September 2004. The Third Circuit has not heard oral argument and no date for such argument has been set. The timing of a ruling is unknown. There can be no assurance of the outcome of the appeal.

     The Committee Action

     An amended complaint with respect to the second of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”

     The Committee Action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors, and assigned to the Liquidation Trust pursuant to the Plan, alleges that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserts fraudulent conveyance and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in damages. It also asserts fraudulent conveyance claims against the Pre-petition Lenders and challenges the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan.

     In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. The court has begun hearing oral argument on motions for summary judgment filed by various defendants. Oral argument for the remaining such motions is scheduled for January 2005. The timing of a decision on defendants’ motions is unknown.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the Bondholder Action. While the Liquidation Trust is pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Cases before the Bankruptcy Court

     During December 2003, the Liquidation Trust filed a complaint in the United States Bankruptcy Court for the District of Delaware styled “Hechinger Liquidation Trust, Plaintiff, vs. Broadspire Services, Inc., Kemper Risk Management Group, American Motorists Insurance Company, Lumbermans Mutual Casualty Company, American Manufacturers Mutual Insurance Company, American Protection Insurance Company, and National Loss Control Services Corporation, Defendants” (which defendants are referred to collectively as “Kemper”) (the “Kemper Complaint”).

     In the Kemper Complaint, arising under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust seeks, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust. As of September 30, 2004, Kemper held an irrevocable cash-collateralized letter of credit with a balance of $8.6 million to secure payment of the Insurance Claims.

     Subsequent to year-end, Kemper and the Liquidation Trust reached an agreement, as described herein, to settle the Insurance Claims. The Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust remain unresolved. Any recovery will further reduce the settlement amount for the Insurance Claims. While the Liquidation Trust is pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Litigation and Other Proceedings Against the Liquidation Trust

     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2004, a total of 58 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

     Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

13. Other

     In September 2003, the Liquidation Trust received $2.0 million as proceeds of the liquidation of the Debtor’s former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust. As a result, these proceeds constitute the majority of the Liquidation Trust’s other increases in Net Assets in Liquidation, as well as other cash receipts, for the fiscal year ended September 30, 2003. Although the Liquidation Trust has been informed that an additional distribution with respect to this liquidation is planned, the amount and timing of any future proceeds from the carrier’s liquidation is unknown. No such event occurred during the fiscal year ended September 30, 2004 or during the period from October 26, 2001 (Effective Date) through September 30, 2002.

14. Subsequent Events

     Subsequent to year-end, Kemper and the Liquidation Trust reached an agreement to settle the Insurance Claims for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator, to reduce the letter of credit to $1.6 million, and to release a $12.0 million bond held as additional security for the Insurance Claims. The reduction of the letter of credit will result in releasing $7.4 million of cash collateral securing the letter of credit to the Liquidation Trust. This settlement of the Insurance Claims has been recorded in the amounts reported by the Liquidation Trust as of September 30, 2004.

     In addition, subsequent to year-end and subject to Bankruptcy Court approval, the Liquidation Trust has settled, or agreed in principle to settle, most remaining significant preference recovery actions.

Hechinger Liquidation Trust

Index to Exhibits

Exhibit
No.	Description
2.1*	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1*	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1**	Code of Ethics.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification by Liquidation Trustee.

32.1***	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1*	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2*	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3*	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4*	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5**	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6***	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

* Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

** Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

*** Filed herewith.