Form 10-Q
period 2004-12-31
HECHINGER LIQUIDATION TRUST
filed 2005-02-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST

(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

Yes ☑                               No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                               No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑                               No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of	As of
	December 31, 2004	September 30, 2004

Assets
Cash and cash equivalents
Cash designated as available for distribution	$3,034	$3,388
Reserved cash	19,871	21,471
Restricted cash	9,340	9,312
Other cash	1,697	204

Total cash and cash equivalents	33,942	34,375

Preference receivables (net of costs of recovery of $332 and $1,029, respectively)	2,074	3,149
Other assets	124	160

Total assets	36,140	37,684

Liabilities
Unimpaired and convenience claims payable	2,937	2,970
Uncashed claims checks	175	142
Distributions payable	227	228
Estimated costs of liquidation
Wind-down reserve	2,773	3,518
Litigation reserve	1,508	2,384

Total liabilities	7,620	9,242

Net Assets in Liquidation	$28,520	$28,442

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the quarter	For the quarter
	ended	ended
	December 31, 2004	December 31, 2003

Increase in Net Assets in Liquidation
Increase in estimated fair value of preference receivables, net	$—	$3,750
Decrease in estimated fair value of unimpaired and convenience claims payable	23	—
Interest income	121	63
Other increases	13	40

Net increase in Net Assets in Liquidation before distributions authorized	157	3,853

Distributions authorized	(79)	(1,426)

Net increase in Net Assets in Liquidation after distributions authorized	78	2,427

Net Assets in Liquidation at beginning of period	28,442	34,576

Net Assets in Liquidation at end of period	$28,520	$37,003

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the quarter	For the quarter
	ended	ended
	December 31, 2004	December 31, 2003

Cash receipts
Preference collections, before costs of recovery	$1,772	$1,239
Interest income	121	64
Other receipts	49	40

Total cash receipts	1,942	1,343

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	875	1,490
Preference recoveries	697	490
Liquidation Trust operations	237	720
Operating expenses	508	600
Unimpaired and convenience claims	11	126
Reissued/(voided) claims checks, net	(33)	127

Total cash disbursements	2,295	3,553

Decrease in cash and cash equivalents before distributions paid	(353)	(2,210)

Distributions paid	80	1,666

Decrease in cash and cash equivalents	(433)	(3,876)

Cash and cash equivalents at beginning of period	34,375	46,837

Cash and cash equivalents at end of period	$33,942	$42,961

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

     Through December 31, 2004, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 8.1% of the Allowed amount of the Impaired Claims, and established a reserve of 8.1% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

     The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2004 and September 30, 2003, and for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The amounts shown in this document are rounded and are therefore approximate.

     Convenience Claims payable shown in the financial statements as of September 30, 2004 have been combined with Unimpaired Claims payable to conform to their presentation in the December 31, 2004 financial statements.

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

Cash and Cash Equivalents

     The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Liquidation Trust holds substantially all cash balances in operating and investment accounts in excess of federally insured limits. Cash is classified as: cash designated as available for distribution, reserved cash, restricted cash, and other cash (see Note 3).

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

3. Cash and Cash Equivalents

     Cash is invested in highly liquid investments with a maturity of three months or less, and in accordance with Section 345 of the Bankruptcy Code or as otherwise permitted by order of the Bankruptcy Court. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves (see Note 10).

     Cash designated as available for distribution (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions. As such, Available Cash includes Distributions payable (see Note 8) and the Disputed Impaired Claims Reserve (see Note 10). Available Cash does not include reserved cash, restricted cash, or other cash, each further described below.

     Available Cash consists of:

	As of	As of
($ in thousands)	December 31, 2004	September 30, 2004

Distributions payable	$227	$228
Reserve for remaining disputed impaired claims at 8.1%	2,807	3,160

Total available cash	$3,034	$3,388

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

     Restricted cash consists of cash held as collateral for a letter of credit and cash held in an escrow account. Subsequent to December 31, 2004, $7.4 million of restricted cash was released to other cash following a reduction in the letter of credit to a balance of $1.6 million, which resulted from settlement of the related secured Claim (see Note 6).

     Other cash is cash and cash equivalents not designated to a specific reserve or fund, which the Liquidation Trustee may designate from time to time as required for reserves or as additional Available Cash for Distributions. As a result of the change in restricted cash described above, the balance in other cash increased by $7.4 million subsequent to December 31, 2004. There can be no assurance as to the timing and amount, if any, of an additional interim Distribution. The amount of a Distribution, if any, would depend on various factors, including the Liquidation Trustee’s determination of the amount of cash needed to assure funding of the Liquidation Trust’s remaining litigation until its ultimate resolution.

4. Preference Receivables

     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $2.1 million, net of estimated costs of recovery of $0.3 million, for the sole remaining preference recovery action being actively pursued and for settlement collections in progress as of December 31, 2004; and $3.1 million, net of estimated costs of recovery of $1.0 million, for 10 preference recovery actions being actively pursued and for settlement collections in progress as of September 30, 2004. Estimated costs of recovery accrued as of September 30, 2004 and paid during the quarter ended December 31, 2004 include $0.2 million of fees for two expert reports prepared for preference recovery action trials.

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

6. Unimpaired and Convenience Claims Payable

     Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan, which will be paid out at 100% of their Allowed amount. Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed. Convenience Claims, also included in this classification, are not significant.

     Unimpaired and Convenience Claims payable consists of:

	As of	As of
($ in thousands)	December 31, 2004	September 30, 2004

Allowed unimpaired claims	$2,935	$1,339

Estimated fair value of disputed unimpaired claims
Kemper claim, net	—	1,600
Other disputed unimpaired claims	—	29

Total estimated fair value of disputed unimpaired claims	—	1,629

Convenience claims	2	2

Total	$2,937	$2,970

Number of disputed unimpaired claims	8	9

     The largest remaining Unimpaired Claim is a secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) for payment of certain workers’ compensation claims against the Debtors (the “Kemper Claim”). The Liquidation Trust recorded the estimated net fair value of the Kemper Claim at $1.6 million as of December 31, 2004 and September 30, 2004. This value was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. The Kemper Claim was therefore included with Allowed Unimpaired Claims as of December 31, 2004 and with Disputed Unimpaired Claims as of September 30, 2004. Subsequent to December 31, 2004, the letter of credit securing the Kemper Claim was reduced to $1.6 million.

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of December 31, 2004 and September 30, 2004 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

     The amount asserted by the holders of the remaining other Disputed Unimpaired Claims is insignificant as of December 31, 2004 and September 30, 2004. The Liquidation Trust anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of December 31, 2004.

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

8. Distributions Payable

     Distributions payable primarily represents 8.1% of the Allowed amount of Impaired Claims for which the Liquidation Trust had not yet paid Distributions as of December 31, 2004 and September 30, 2004, respectively. As of these dates, a number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all information necessary for payment, or were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

9. Estimated Costs of Liquidation

     The Wind-down Reserve and Litigation Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.

     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). Substantially all of the day-to-day operations of the Liquidation Trust are planned to cease in the near future; however, provision has been made for certain necessary administrative, legal and accounting processes to be completed thereafter through December 2005.

     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). The amount of the Litigation Reserve as of December 31, 2004 and September 30, 2004 is intended to fund the pursuit of the Bondholder Action through an appeal and the Committee Action through trial (see Note 12). In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust is in the process of obtaining such approval with respect to an increase of $0.6 million, which was included in the Litigation Reserve balance as of December 31, 2004 and September 30, 2004.

     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10. Bankruptcy Reserves Required

     Reserves, other than those funded by restricted cash, or included in Available Cash, consist of:

	As of	As of
($ in thousands)	December 31, 2004	September 30, 2004

Liability Reserves
Wind-down (net of related escrow of $278)	$2,495	$3,240
Litigation	1,508	2,384
Unimpaired and convenience claims (excluding secured claim (see Note 6))	1,337	1,370
Uncashed claims checks	175	142

Total liability reserves	5,515	7,136

Contingency Reserves
Fleet	11,000	11,000
Excess disputed unimpaired claims	329	309
Preference settlement claims	27	26
Minimum reserve	3,000	3,000

Total contingency reserves	14,356	14,335

Total reserves	$19,871	$21,471

     The Fleet Reserve, established pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust, is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both of such actions. No liability has been accrued in connection with the Fleet Reserve because the Liquidation Trust has appealed the adverse decision and judgment in the Bondholder Action (see Note 12), does not consider Fleet likely to ultimately prevail in either of these actions, and has no access to information to estimate the amount, if any, that Fleet may validly assert against the Fleet Reserve.

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

11. Impaired Claims

     The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	December 31, 2004	September 30, 2004

Allowed impaired claims	$705,008	$704,015
Estimated fair value of disputed impaired claims	18,911	20,798

Total estimated impaired claims	$723,919	$724,813

Asserted value of disputed impaired claims	$58,316	$64,068

Number of disputed impaired claims	31	47

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

12. Contingencies

     The Bondholder Action

     In March 2004, following a non-jury trial held in October 2003, the Court issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Liquidation Trust and the defendants each completed the filing of appeal briefs during September 2004. The Court of Appeals has not heard oral argument and no date for such argument has yet been set. The timing of a ruling is unknown. Also see the discussion of the Fleet Reserve in Note 10.

     The Committee Action

     In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. During December 2004 and January 2005, the Court heard oral argument on motions, including motions for summary judgment, filed by various defendants. The timing of a decision on defendants’ motions is unknown.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

     The Kemper Complaint

     During December 2004, Kemper and the Liquidation Trust reached an agreement to settle Kemper’s secured Claim, for unliquidated workers’ compensation claims against the Debtors, for the net amount of $1.6 million (see Note 6). Kemper also agreed to reduce the letter of credit collateralizing its Claim to $1.6 million, and to release a $12.0 million bond held as additional security, which bond constitutes most of the largest remaining Disputed Impaired Claim.

     The Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust remain unresolved. The trial with respect to the unresolved matters is scheduled for March 2005. Any recovery will further reduce the settlement amount for Kemper’s Claim. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2004 and September 30, 2004 and for the quarters ended December 31, 2004 and December 31, 2003, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2004 and September 30, 2003, and for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the quarter ended December 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

     The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2004.

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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the quarter ended
($ in thousands)	December 31, 2004	December 31, 2003

Distributions authorized	$(79)	$(1,426)
Changes in estimates – increase in preference receivables, net	—	3,750
Net other increases	157	103

Net increase in net assets in liquidation	$78	$2,427

A. Distributions authorized

     No new interim Distribution was authorized during the quarter ended December 31, 2004 or during the quarter ended December 31, 2003. Distributions at the rate of 8.1%, totaling $0.1 million, were authorized during the quarter ended December 31, 2004 to holders of $1.0 million of Impaired Claims newly allowed during the period. Distributions at the rate of 6.573%, totaling $1.4 million, were authorized during the quarter ended December 31, 2003 to holders of $21.7 million of Impaired Claims newly allowed during the period. As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.

B. Changes in estimates — estimated fair value of preference receivables

     There was no change in estimate related to the fair value of preference receivables during the quarter ended December 31, 2004, because the largest remaining cases have been settled at their estimated value as of September 30, 2004.

     The estimated fair value of preference receivables increased by $3.8 million during the quarter ended December 31, 2003. The increase was due to the settlement of the last remaining large preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value.

C. Net other increases

     Net other increases consist primarily of interest income from the Liquidation Trust’s cash and cash equivalents.

III. Cash Receipts and Disbursements

     The following table summarizes the cash receipts and disbursements for the periods as indicated:

	For the quarter ended
($ in thousands)	December 31, 2004	December 31, 2003

Cash receipts
Preference collections, before costs of recovery	$1,772	$1,239
Other receipts	170	104

Total cash receipts	1,942	1,343

Cash disbursements
Legal and professional fees
Litigation	875	1,490
Preference recoveries	697	490
Liquidation Trust operations	237	720
Operating expenses	508	600
Claims payments	11	126
Reissued/(voided) claims checks, net	(33)	127

Total cash disbursements	2,295	3,553

Distributions paid	80	1,666

Net cash outflow	$(433)	$(3,876)

A. Cash receipts

     Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001. Preference collections during the quarter ended December 31, 2004 were higher than during the quarter ended December 31, 2003. The increase is primarily because of three substantial preference recovery actions (totaling $1.4 million), among others, which were settled immediately prior to trial and collected during the quarter ended December 31, 2004.

     During the quarter ended December 31, 2003, on the other hand, no trial calendar had been set, and therefore settlements, especially significant settlements, proceeded more slowly absent the pressure of trial dates. However, there were 90 preference cases being actively pursued as of September 30, 2003, compared to 10 as of September 30, 2004. Therefore, more cases were settled and collected during the quarter ended December 31, 2003 than during the quarter ended December 31, 2004. Cash receipts from collections of preference receivables are expected to decline significantly, subsequent to the quarter ending March 31, 2005.

B. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

     The litigation fees paid for the Bondholder Action and the Committee Action during the quarter ended December 31, 2004 were significantly less than those paid during the quarter ended December 31, 2003. Fees paid during the quarter ended December 31, 2004 related to filing the Liquidation Trust’s appeal briefs in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. Fees paid during the quarter ended December 31, 2003 related to the higher activity level of the October 2003 trial and post-trial briefs in the Bondholder Action, as well as discovery and trial preparation for, and defending various motions related to, the Committee Action. The Committee Action, now scheduled for trial in August 2005, had been scheduled for trial in January 2004, prior to its adjournment during September 2003.

     Preference recovery fees during the quarter ended December 31, 2004 were comparable, as a percentage of preference collections, to such fees during the quarter ended December 31, 2003. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In contrast with the smaller, more expensive cases settled during the quarter ended December 31, 2003, several large cases were settled during the quarter ended December 31, 2004, decreasing collection fees relative to collections. Offsetting the relative decrease in collection fees, during the quarter ended December 31, 2004, the Liquidation Trust incurred $0.2 million of fees for two expert reports in preparation for preference action trials.

     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Bondholder Action and the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. Certain of the largest preference claims suits were handled by Liquidation Trust counsel on an hourly basis and the related fees included in Liquidation Trust operations. The higher fees for Liquidation Trust operations during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2004 resulted primarily from legal fees associated with a preference case settled during the quarter ended December 31, 2003 for $3.8 million (see II., B. “Changes in estimates,” above).

C. Operating expenses

     Operating expenses during the quarter ended December 31, 2004 were substantially lower than those during the quarter ended December 31, 2003, primarily because, during the quarter ended December 31, 2003, the Liquidation Trust made a lump sum pre-payment of rent for office space. In contrast, following a July 2004 relocation of its offices, the Liquidation Trust paid rent monthly on smaller and less expensive office and document warehouse space during the quarter ended December 31, 2004.

D. Claims payments

     Payments of Unimpaired Claims were lower during the quarter ended December 31, 2004 than during the quarter ended December 31, 2003 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.

E. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the quarter ended December 31, 2004 or during the quarter ended December 31, 2003. During the quarter ended December 31, 2004, holders of $1.1 million of Allowed Impaired Claims received payments at the cumulative Distribution rate of 8.1%, while during the quarter ended December 31, 2003, holders of $25.9 million of Allowed Impaired Claims received payments at the then cumulative Distribution rate of 6.573%. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.

IV. Net Assets in Liquidation

A. Assets

     The Liquidation Trust’s cash and cash equivalents balance of $33.9 million and $34.4 million as of December 31, 2004 and September 30, 2004, respectively, is classified as either (a) cash designated as available for distribution (“Available Cash”), (b) reserved cash, (c) restricted cash or (d) other cash.

     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.0 million as of December 31, 2004 was based primarily on the cumulative Distribution rate of 8.1%, for $1.9 million of Allowed but unpaid Impaired Claims plus $35.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $3.4 million as of September 30, 2004 was also based primarily on the cumulative Distribution rate of 8.1%, for $1.9 million of Allowed but unpaid Impaired Claims plus $39.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

     Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $1.6 million from September 30, 2004 to December 31, 2004, to a balance of $19.9 million, primarily as a result of decreases in the Wind-down and Litigation Reserves, as discussed below.

     Restricted cash of $9.3 million related primarily to a letter of credit collateralizing a secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) (the “Kemper Claim”). Subsequent to December 31, 2004, $7.4 million of restricted cash was released to other cash following a reduction in the letter of credit to a balance of $1.6 million, which resulted from the settlement of the Kemper Claim.

     Other cash, which is not designated to a specific reserve or fund, increased primarily as a result of preference collections during the quarter ended December 31, 2004. As a result of the change in restricted cash described above, the balance in other cash increased by $7.4 million subsequent to December 31, 2004. The Liquidation Trustee may designate other cash from time to time as required for reserves or as additional Available Cash for Distributions. There can be no assurance as to the timing and amount, if any, of an additional interim Distribution. The amount of a Distribution, if any, would depend on various factors, including the Liquidation Trustee’s determination of the amount of cash needed to assure funding of the Liquidation Trust’s remaining litigation until its ultimate resolution.

     Preference receivables, net of costs of recovery, decreased by $1.1 million, to a balance of $2.0 million as of December 31, 2004, compared to September 30, 2004, primarily due to ongoing preference collections. Collections of preference receivables totaled $1.8 million, and costs to collect, including significant non-recurring expert fees, totaled $0.7 million.

B. Liabilities

     Estimated costs of liquidation decreased by $1.6 million, to a balance of $4.3 million as of December 31, 2004, compared to September 30, 2004. The decrease is due to disbursements totaling $0.7 million from the Wind-down Reserve and $0.9 million from the Litigation Reserve.

C. Contingency reserves

     The most significant component in contingency reserves is the Fleet Reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both of such actions. No liability has been recorded in connection with the Fleet Reserve because the Liquidation Trust has appealed the adverse decision and judgment in the

Bondholder Action, does not consider Fleet likely to ultimately prevail in either of these Actions, and has no access to information to estimate the amount, if any, that Fleet may validly assert against the Fleet Reserve.

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2004.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

     The Liquidation Trust’s internal controls over financial reporting will be subject to audit as of September 30, 2005. The requirements of the Sarbanes – Oxley Act of 2002 have been taken into account in planning for the future administrative requirements of the Liquidation Trust. In addition to the Liquidation Trustee, the Liquidation Trust had 4 employees as of December 31, 2004. In the near future, the Liquidation Trust expects to cease much of its day-to-day operations and to minimize staffing accordingly, which may result in deficiencies in internal accounting controls related to a lack of segregation of duties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Further background information about the following cases is disclosed in Part I, Item 3 – Legal Proceedings, of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2004.

Federal Court Cases

     The Bondholder Action

     In March 2004, following a non-jury trial held in October 2003, the Court issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Liquidation Trust and the defendants each completed the filing of appeal briefs during September 2004. The Court of Appeals has not heard oral argument and no date for such argument has yet been set. The timing of a ruling is unknown.

     The Committee Action

     In April 2004, the Committee Action was assigned to the judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. During December 2004 and January 2005, the Court heard oral argument on motions, including motions for summary judgment, filed by various defendants. The timing of a decision on defendants’ motions is unknown.

     The various defendants are vigorously opposing these actions. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

     The Kemper Complaint

     During December 2004, Kemper and the Liquidation Trust reached an agreement to settle Kemper’s secured Claim, for unliquidated workers’ compensation claims against the Debtors, for the net amount of $1.6 million. Kemper also agreed to reduce the letter of credit collateralizing its Claim to $1.6 million, and to release a $12.0 million bond held as additional security, which bond constitutes most of the largest remaining Disputed Impaired Claim.

     The Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust remain unresolved. The trial with respect to the unresolved matters is scheduled for March 2005. Any recovery will further reduce the settlement amount for Kemper’s Claim. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
Number	Document

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST
Date: February 14, 2005	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1           Certification by Liquidation Trustee

31.1           Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350