Form 10-Q
period 2005-03-31
HECHINGER LIQUIDATION TRUST
filed 2005-05-02
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-7230151 (I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland (Address of principal executive offices)	20850 (Zip Code)

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

Yes ☑      No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

	As of	As of
($ in thousands)	March 31, 2005	September 30, 2004
Assets
Cash and cash equivalents
Cash designated as available for distribution	$2,792	$3,388
Reserved cash	23,150	21,471
Restricted cash	1,961	9,312
Other cash	7,029	204

Total cash and cash equivalents	34,932	34,375

Preference receivables (net of costs of recovery of $151 and $1,029, respectively)	363	3,149
Other assets	1,106	160

Total assets	36,401	37,684

Liabilities
Unimpaired and convenience claims payable	2,937	2,970
Uncashed claims checks	265	142
Distributions payable	284	228
Estimated costs of liquidation
Wind-down reserve	2,196	3,518
Litigation reserve	1,272	2,384

Total liabilities	6,954	9,242

Net Assets in Liquidation	$29,447	$28,442

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

	For the three	For the three
	months ended	months ended
($ in thousands)	March 31, 2005	March 31, 2004
Increase/(decrease) in Net Assets in Liquidation
Decrease in estimated fair value of preference receivables, net	$(67)	$(660)
Increase in estimated costs of liquidation:
Wind-down reserve	—	(1,540)
Litigation reserve	—	(2,000)
Interest income	138	62
Other increases	998	732

Net increase/(decrease) in Net Assets in Liquidation before distributions authorized	1,069	(3,406)

Distributions authorized	(142)	(329)

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	927	(3,735)

Net Assets in Liquidation at beginning of period	28,520	37,004

Net Assets in Liquidation at end of period	$29,447	$33,269

	For the six	For the six
	months ended	months ended
	March 31, 2005	March 31, 2004
Increase/(decrease) in Net Assets in Liquidation
(Decrease)/increase in estimated fair value of preference receivables, net	$(67)	$3,090
Increase in estimated costs of liquidation:
Wind-down reserve	—	(1,540)
Litigation reserve	—	(2,000)
Decrease in estimated fair value of unimpaired and convenience claims payable	23	—
Interest income	260	126
Other increases	1,011	772

Net increase in Net Assets in Liquidation before distributions authorized	1,227	448

Distributions authorized	(222)	(1,755)

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	1,005	(1,307)

Net Assets in Liquidation at beginning of period	28,442	34,576

Net Assets in Liquidation at end of period	$29,447	$33,269

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

	For the six	For the six
	months ended	months ended
($ in thousands)	March 31, 2005	March 31, 2004
Cash receipts
Preference collections, before costs of recovery	$3,670	$6,222
Interest income	260	126
Other receipts	65	62

Total cash receipts	3,995	6,410

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	1,112	2,162
Preference recoveries	951	1,010
Liquidation Trust operations	383	1,087
Operating expenses	939	977
Unimpaired and convenience claims	10	270
Reissued/(voided) claims checks, net	(123)	212

Total cash disbursements	3,272	5,718

Increase in cash and cash equivalents before distributions paid	723	692

Distributions paid	166	2,112

Increase/(decrease) in cash and cash equivalents	557	(1,420)

Cash and cash equivalents at beginning of period	34,375	46,837

Cash and cash equivalents at end of period	$34,932	$45,417

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

     Through March 31, 2005, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 8.1% of the Allowed amount of the Impaired Claims, and established a reserve of 8.1% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

     Certain amounts in the financial statements as of September 30, 2004 and for the three months and six months ended March 31, 2004 have been reclassified to conform to the presentation as of March 31, 2005 and for the three months and six months ended March 31, 2005. Convenience Claims payable shown separately in the financial statements as of September 30, 2004 have been combined with Unimpaired Claims payable to conform to the presentation in the March 31, 2005 financial statements. Increases in the Wind-Down and Litigation Reserves, presented as an aggregate amount in the financial statements for the three months and six months ended March 31, 2004, are shown separately herein to conform with the presentation in the financial statements for the three months and six months ended March 31, 2005.

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

     Available Cash consists of:

	As of	As of
($ in thousands)	March 31, 2005	September 30, 2004
Distributions payable	$284	$228
Reserve for remaining disputed impaired claims at 8.1%	2,508	3,160

Total available cash	$2,792	$3,388

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

     Restricted Cash consists of cash held as collateral for a letter of credit and cash held in an escrow account. During January 2005, $7.4 million of Restricted Cash was released to Other Cash following a reduction in the letter of credit to a balance of $1.6 million, which resulted from settlement of the related secured Claim (see Note 6).

     Other Cash is cash and cash equivalents not designated to a specific reserve or fund. Subsequent to March 31, 2005, the Liquidation Trustee filed a Notice of Fourth Interim Distribution with the Bankruptcy Court, indicating that an additional Distribution in the amount of 1.0% of Impaired Claims will be made to holders of Allowed Impaired Claims during May 2005.

4. Preference Receivables

     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.4 million, net of estimated costs of recovery of $0.2 million, for the sole remaining preference recovery action being actively pursued and for settlement collections in progress as of March 31, 2005; and $3.1 million, net of estimated costs of recovery of $1.0 million, for 10 preference recovery actions being actively pursued and for settlement collections in progress as of September 30, 2004.

     The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

     Other assets consist of receivables from various former vendors, service providers, and others. During March 2005, the Liquidation Trust agreed to a settlement of $0.6 million in connection with litigation against a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”), a former insurance company of the Debtors, which is included in other assets as of March 31, 2005. Other assets also include a $0.4 million distribution in the liquidation of the Debtor’s former company-owned life insurance policy carrier. Other assets are reported at estimated net fair value, based on either the amount paid (generally in the form of cash deposits) or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.

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

     Unimpaired and Convenience Claims payable consists of:

	As of	As of
($in thousands)	March 31, 2005	September 30, 2004
Allowed unimpaired claims	$2,935	$1,339

Estimated fair value of disputed unimpaired claims
Kemper claim, net	—	1,600
Other disputed unimpaired claims	—	29

Total estimated fair value of disputed unimpaired claims	—	1,629

Convenience claims	2	2

Total	$2,937	$2,970

Number of disputed unimpaired claims	5	9

     The largest remaining Unimpaired Claim is a secured Claim asserted by Kemper for payment of certain workers’ compensation claims against the Debtors (the “Kemper Claim”). The Liquidation Trust recorded the estimated net fair value of the Kemper Claim at $1.6 million as of March 31, 2005 and September 30, 2004. This value was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. The Kemper Claim was therefore included with Allowed Unimpaired Claims as of March 31, 2005 and with Disputed Unimpaired Claims as of September 30, 2004. During January 2005, the letter of credit securing the Kemper Claim was reduced to $1.6 million pursuant to the December 2004 agreement between Kemper and the Liquidation Trust.

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed

Unimpaired Claims as of March 31, 2005 and September 30, 2004 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

     The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of March 31, 2005 and September 30, 2004. The Liquidation Trust anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of March 31, 2005.

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

7. Uncashed Claims Checks

     Pursuant to the Plan, any Claims payments and Distributions which remain uncashed for 90 days following their issuance date are forfeited to the Liquidation Trust for Distribution to other holders of Allowed Claims. Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability. Such checks currently may be reissued upon timely request of the payee, subject to applicable fees.

8. Distributions Payable

     Distributions payable primarily represents 8.1% of the Allowed amount of Impaired Claims for which the Liquidation Trust had not yet paid Distributions as of March 31, 2005 and September 30, 2004, respectively. As of these dates, a number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all information necessary for payment, or were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

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

     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). The amount of the Litigation Reserve as of March 31, 2005 and September 30, 2004 is intended to fund the pursuit of the Bondholder Action through an appeal and the Committee Action through trial (see Note 12). In accordance with the procedures set forth in the Plan, approval has been obtained for all increases in the Litigation Reserve.

     The Liquidation Trustee may also determine that pursuing or defending future appeals or re-trials in the Bondholder Action and the Committee Action is in the best interest of the holders of Beneficial Interests in the Liquidation Trust. In order to reserve funds to carry out these actions as needed, as of March 31, 2005, the Liquidation Trustee has designated a contingency reserve of $4.0 million (see Note 10). None of this amount will be added to the Litigation Reserve accrual until and unless the Liquidation

Trustee determines that future action will be pursued, and then only in accordance with the approval procedures set forth in the Plan.

     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10. Bankruptcy Reserves Required

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:

	As of	As of
($ in thousands)	March 31, 2005	September 30, 2004
Liability Reserves
Wind-down (net of related escrow of $278)	$1,918	$3,240
Litigation	1,272	2,384
Unimpaired and convenience claims (excluding secured claim (see Note 6))	1,337	1,370
Uncashed claims checks	265	142

Total liability reserves	4,792	7,136

Contingency Reserves
Fleet	11,000	11,000
Litigation appeals provision	4,000	—
Excess disputed unimpaired claims	329	309
Preference settlement claims	29	26
Minimum reserve	3,000	3,000

Total contingency reserves	18,358	14,335

Total reserves	$23,150	$21,471

     The litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend future appeals and re-trials of the Committee Action and the Bondholder Action. The Liquidation Trustee designated this contingency reserve as of March 31, 2005 because the anticipated future cash receipts of the Liquidation Trust may not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action will be required.

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

11. Impaired Claims

     The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	March 31, 2005	September 30, 2004
Allowed impaired claims	$705,720	$704,015
Estimated fair value of disputed impaired claims	17,247	20,798

Total estimated impaired claims	$722,967	$724,813

Asserted value of disputed impaired claims	$56,037	$64,068

Number of disputed impaired claims	23	47

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

12. Contingencies

     The Bondholder Action

     In March 2004, following a non-jury trial held in October 2003, the Court issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Liquidation Trust and the defendants each completed the filing of appeal briefs during September 2004. The Court of Appeals has scheduled oral argument for the appeal during June 2005. The timing of a ruling is unknown. Also see the discussion of the Fleet Reserve in Note 10.

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

     The various defendants are vigorously opposing the Bondholder Action and the Committee Action. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

13. Subsequent events

     Subsequent to March 31, 2005, the Liquidation Trustee filed a Notice of Fourth Interim Distribution with the Bankruptcy Court, indicating that an additional Distribution in the amount of 1.0% of Impaired Claims will be made to holders of Allowed Impaired Claims during May 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to the unaudited financial statements of the Liquidation Trust as of March 31, 2005 and September 30, 2004 and for the three months and six months ended March 31, 2005 and March 31, 2004, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2004 and September 30, 2003, and for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.

     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the three months ended
($ in thousands)	March 31, 2005	March 31, 2004
Distributions authorized	$(142)	$(329)
Changes in estimates — (decrease)/increase
in net assets in liquidation
Preference receivables, net	(67)	(660)
Estimated costs of liquidation	—	(3,540)
Net other increases	1,136	794

Net increase/(decrease) in net assets in liquidation	$927	$(3,735)

	For the six months ended
	March 31, 2005	March 31, 2004
Distributions authorized	$(222)	$(1,755)
Changes in estimates — (decrease)/increase
in net assets in liquidation
Preference receivables, net	(67)	3,090
Estimated costs of liquidation	—	(3,540)
Net other increases	1,294	898

Net increase/(decrease) in net assets in liquidation	$1,005	$(1,307)

A. Distributions authorized

     No new interim Distribution was authorized during the six months ended March 31, 2005 or during the six months ended March 31, 2004.

     i. Distributions authorized during the three months ended March 31, 2005 primarily related to the Liquidation Trust’s $0.1 million payment of applicable taxes on certain calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders. Distributions at the cumulative rate of 8.1% were authorized to holders of $0.7 million and $1.0 million of Impaired Claims newly allowed during the three months and six months ended March 31, 2005, respectively.

     ii. Distributions at the then cumulative rate of 6.573% were authorized to holders of $4.3 million and $26.0 million of Impaired Claims newly allowed during the three months and the six months ended March 31, 2004, respectively. In addition, included in Distributions authorized during the three months ended March 31, 2004, the Liquidation Trust paid applicable taxes on certain calendar year 2003 taxable income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders.

     As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.

B. Changes in estimates - estimated fair value of preference receivables

     The estimated fair value of preference receivables was decreased by $0.1 million for additional collections costs during the three months ended March 31, 2005. The estimate otherwise remained unchanged for the three months and six months ended March 31, 2005, because substantially all of the remaining cases have been settled for the same amounts as their estimated value as of September 30, 2004.

     The estimated fair value of preference receivables decreased by $0.7 million during the three months ended March 31, 2004 and increased by a net amount of $3.1 million during the six months then ended. The decrease during the three months ended March 31, 2004 resulted from an increase in the estimated costs of prosecuting the remaining preference actions, which were the most difficult and contentious cases, including the engagement of a consulting firm. The increase during the six months ended March 31, 2004 was due to a $3.8 million settlement reached in the last remaining large preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value.

C. Changes in estimates – estimated costs of liquidation

     No significant change in the status of the Liquidation Trust’s wind-down activities, the Bondholder Action, or the Committee Action occurred during the three months and six months ended March 31, 2005; therefore, no changes in estimate were recorded during those periods.

     No significant change in such items occurred during the three months ended December 31, 2003. The changes discussed below all occurred during or shortly after the three months ended March  31, 2004. Several events caused the Liquidation Trust to revise its estimates of the costs of winding down its operations and prosecuting the actions provided for in the Litigation Reserve as of March 31, 2004:

     i. Because the December 2003 filing of a complaint against a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) (the “Kemper Complaint”), did not result in a negotiated settlement, estimated costs for counsel and experts were planned through the scheduled March 2005 trial.

     ii. A number of the trials in preference actions scheduled during the three months ended March 31, 2004 were postponed by the Bankruptcy Court. Scheduled preference action trials as of March 31, 2004 extended through the end of 2004, and not all cases had been scheduled.

     iii. During April 2004, the Committee Action, previously scheduled for trial during January 2004, was scheduled for trial in August 2005.

     As a result of these delays, the resolution of the remaining Claims, final Distributions and other wind-down matters were therefore expected to require an additional year of operations, well into 2005. Therefore, the Wind-down Reserve was increased by $1.5 million during the three months ended March 31, 2004 to reflect the increase in expected costs.

     As of December 31, 2003, an assessment of future funding of the Litigation Reserve, if any, had been deferred pending a decision in the October 2003 trial of the Bondholder Action. In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust, a ruling which the Liquidation Trust then decided to appeal. Based on a review of the Bondholder Action ruling and any potential implications for the Committee Action, and of the Liquidation Trust’s alternatives in these matters, the Litigation Reserve was increased by $2.0 million during the three months ended March 31, 2004, in accordance with the procedures set forth in the Plan. The current status of the Bondholder Action and the Committee Action is discussed on page 21 of this Form 10-Q under “Part II – Other Information, Item 1., Legal Proceedings”.

D. Net other increases

     Net other increases during the three months and the six months ended March 31, 2005 consisted primarily of a $0.6 million settlement in the Kemper Complaint, a $0.4 million distribution in the liquidation of the Debtor’s former company-owned life insurance policy carrier, and interest income. Net other increases during the three months and the six months ended March 31, 2004 consisted primarily of a $0.7 million settlement in litigation against a former insurance broker of the Debtors and interest income.

III. Cash Receipts and Disbursements

     The following table summarizes the cash receipts and disbursements for the periods as indicated:

	For the six months ended
($ in thousands)	March 31, 2005	March 31, 2004
Cash receipts
Preference collections, before costs of recovery	$3,670	$6,222
Other receipts	325	188

Total cash receipts	3,995	6,410

Cash disbursements
Legal and professional fees
Litigation	1,112	2,162
Preference recoveries	951	1,010
Liquidation Trust operations	383	1,087
Operating expenses	939	977
Claims payments	10	270
Reissued/(voided) claims checks, net	(123)	212

Total cash disbursements	3,272	5,718

Distributions paid	166	2,112

Net cash in/(out)flow	$557	$(1,420)

A. Cash receipts

     Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001, and are substantially complete as of March 2005. Cash receipts from collections of preference receivables are expected to decline significantly subsequent to the six months ended March 31, 2005.

     Preference collections during the six months ended March 31, 2005 were significantly lower than during the six months ended March 31, 2004. Four substantial preference recovery actions (totaling $3.3 million in settlement value), which were settled immediately prior to trial, constituted most of the value of preference collections during the six months ended March 31, 2005.

     During the six months ended March 31, 2004, the Liquidation Trust settled and collected one very substantial case, valued at $3.8 million (see II. B., “Changes in estimates,” above), in addition to preference collections from 60 other cases. There were 90 preference cases being actively pursued as of September 30, 2003, compared to 10 as of September 30, 2004. Therefore, more cases were available to settle and collect during the six months ended March 31, 2004 than during the six months ended March 31, 2005. On the other hand, absent the pressure of trial dates during early 2004, many of the more significant cases proceeded slowly during the six months ended March 31, 2004; as a result, most of the cases settled and collected during that period were the smaller ones.

B. Legal and professional fees

     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

     1. Litigation

     The litigation fees paid for the Bondholder Action and the Committee Action during the six months ended March 31, 2005 were significantly less than those paid during the six months ended March 31, 2004. Fees paid during the six months ended March 31, 2005 related to filing the Liquidation Trust’s appeal briefs in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. Fees paid during the six months ended March 31, 2004 included expert fees and legal fees related to the higher activity level of the October 2003 trial and post-trial briefs in the Bondholder Action, as well as discovery and trial preparation for, and defending various motions related to, the Committee Action. The Committee Action, now scheduled for trial in August 2005, had been scheduled for trial in January 2004, prior to its adjournment during September 2003.

     2. Preference recoveries

     Preference recovery fees during the six months ended March 31, 2005 were not comparable, as a percentage of preference collections, to such fees during the six months ended March 31, 2004, primarily because of significant differences in the size of the specific cases settled and collected. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases.

     i. During the six months ended March 31, 2005, substantially all of the $3.7 million of preference recoveries related to four significant cases, for which the contingent fees were therefore nearer the lower end of the rate scale. In addition, the Liquidation Trust paid contingent fees of $0.2 million to its preference collections counsel with respect to the value the Liquidation Trust received for waivers of Impaired Claims obtained in the course of preference settlements, and $0.3 million of fees for expert reports in preparation for preference action trials.

     ii. During the six months ended March 31, 2004, with respect to one settlement totaling $3.8 million, no contingent preference recovery fees were paid (see related fees discussed below). However, the remaining $2.5 million of preference recoveries was collected from 60 different vendors; therefore, the contingent fees for each such smaller case were near the higher end of the rate scale, significantly higher than for the large cases settled during the six months ended March 31, 2005. In addition, the Liquidation Trust paid $0.1 million of fees for an expert report in preparation for a preference action trial.

     3. Liquidation Trust operations

     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Bondholder Action and the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. Certain of the largest preference claims suits were handled by Liquidation Trust counsel on an hourly basis and the related fees included in Liquidation Trust operations. The higher fees for Liquidation Trust operations during the six months ended March 31, 2004 as compared to the six months ended March 31, 2005 resulted primarily from legal fees associated with (a) a preference case settled during the three months ended December 31, 2003 for $3.8 million (see II., B. “Changes in estimates,” above) and (b) the Kemper Complaint filed during December 2003. In addition, Liquidation Trust activities, and the associated professional fees, have declined because fewer issues and claims remain to be resolved as of each successive period.

C. Operating expenses

     Operating expenses during the six months ended March 31, 2005 declined slightly compared to those during the six months ended March 31, 2004. Severance paid to two key employees in the six months ended March 31, 2005 substantially offset decreased rent expenditures for the Liquidation Trust’s much reduced office and warehouse space and decreased annual bank fees incurred with respect to the substantially reduced letter of credit balance resulting from the December 2004 settlement of a secured Claim asserted by Kemper (the “Kemper Claim”) against the Liquidation Trust.

D. Claims payments

     Payments of Unimpaired Claims were lower during the six months ended March 31, 2005 than during the six months ended March 31, 2004 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.

E. Distributions paid

     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the six months ended March 31, 2005 or during the six months ended March 31, 2004. During the six months ended March 31, 2005, holders of $1.1 million of Allowed Impaired Claims received payments at the cumulative Distribution rate of 8.1%, and the Liquidation Trust authorized and paid taxes of $0.1 million on calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders. During the six months ended March 31, 2004, holders of $32.5 million of Allowed Impaired Claims received payments at the then cumulative Distribution rate of 6.573%. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.

IV. Net Assets in Liquidation

A. Assets

     1. Cash and cash equivalents

     The Liquidation Trust’s cash and cash equivalents balance of $34.9 million and $34.4 million as of March 31, 2005 and September 30, 2004, respectively, is classified as either (a) Cash Designated as Available for Distribution (“Available Cash”), (b) Reserved Cash, (c) Restricted Cash or (d) Other Cash.

     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.8 million as of March 31, 2005 was based primarily on the cumulative Distribution rate of 8.1%, for $2.6 million of Allowed but unpaid Impaired Claims plus $32.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The required amount of Available Cash of $3.4 million as of September 30, 2004 was also based primarily on the cumulative Distribution rate of 8.1%, for $1.9 million of Allowed but unpaid Impaired Claims plus $39.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes). The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash increased by $1.7 million from September 30, 2004 to March 31, 2005, to a balance of $23.2 million, primarily as a result of the establishment of the litigation appeals provision, and offset in part by expenditures from the Wind-down and Litigation Reserves, all as discussed below.

     Restricted Cash as of September 30, 2004 of $9.3 million related primarily to a letter of credit collateralizing the Kemper Claim. During January 2005, $7.4 million of Restricted Cash was released to

Other Cash following a reduction in the letter of credit to a balance of $1.6 million, which resulted from the December 2004 settlement of the Kemper Claim.

     Other Cash, which is not designated to a specific reserve or fund, increased primarily as a result of the release of $7.4 million from Restricted Cash, as described above, and preference collections during the six months ended March 31, 2005, offset in part by the establishment of the litigation appeals provision, as described under “C., Contingency reserves”, below. Subsequent to March 31, 2005, the Liquidation Trustee filed a Notice of Fourth Interim Distribution with the Bankruptcy Court, indicating that an additional Distribution in the amount of 1.0% of Impaired Claims will be made to holders of Allowed Impaired Claims during May 2005.

     2. Preference receivables and other assets

     Preference receivables, net of costs of recovery, decreased by $2.8 million, to a balance of $0.4 million as of March 31, 2005, compared to September 30, 2004, primarily due to ongoing preference collections. Collections of preference receivables totaled $3.7 million, and costs to collect, including significant non-recurring expert fees, totaled $1.0 million.

     Other assets increased by $0.9 million, to a balance of $1.1 million as of March 31, 2005, compared to September 30, 2004, primarily due to the $0.6 million settlement in the Kemper Complaint and a $0.4 million distribution announced in the liquidation of the Debtors’ former company-owned life insurance policy carrier.

B. Liabilities

     Estimated costs of liquidation decreased by $2.4 million, to a balance of $3.5 million as of March 31, 2005, compared to September 30, 2004. The decrease is due to disbursements totaling $1.3 million from the Wind-down Reserve and $1.1 million from the Litigation Reserve.

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

     The litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend future appeals and re-trials of the Committee Action and the Bondholder Action. The Liquidation Trustee designated this contingency reserve as of March 31, 2005 because the anticipated future cash receipts of the Liquidation Trust may not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action will be required.

V. Contingencies

     The Liquidation Trust is pursuing litigation against various parties, in particular the cases described as the Bondholder Action and the Committee Action, as described in “Legal Proceedings,” below. The Liquidation Trust cannot predict with any certainty the ultimate outcome of any of the litigation or the amount or range of potential recoveries.

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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of March 31, 2005.

     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

     As a result of delays in implementation of certain requirements of the Sarbanes – Oxley Act of 2002, the Liquidation Trust’s internal controls over financial reporting will not be subject to audit until the fiscal year ending September 30, 2006. However, the requirements of the Sarbanes – Oxley Act of 2002 have been taken into account in planning for the future administrative requirements of the Liquidation Trust when it suspends day-to-day operations. In addition to the Liquidation Trustee, the Liquidation Trust had two employees as of March 31, 2005. In the next three months, the Liquidation Trust expects to cease much of its day-to-day operations and to minimize staffing accordingly, which may result in deficiencies in internal accounting controls related to a lack of segregation of duties.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Further background information about the following cases is disclosed in Part I, Item 3 – Legal Proceedings, of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2004.

Federal Court Cases

     The Bondholder Action

     In March 2004, following a non-jury trial held in October 2003, the Court issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Liquidation Trust and the defendants each completed the filing of appeal briefs during September 2004. The Court of Appeals has scheduled oral argument for the appeal during June 2005. The timing of a ruling is unknown.

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

     The various defendants are vigorously opposing the Bondholder Action and the Committee Action. There is no assurance that the Liquidation Trust will prevail on the claims asserted in the Committee Action and in the appeal of the Bondholder Action. The Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

     The Kemper Complaint

     During December 2004, Kemper and the Liquidation Trust reached an agreement to settle Kemper’s secured Claim, for unliquidated workers’ compensation claims against the Debtors, for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. During January 2005, pursuant to this agreement, Kemper reduced the letter of credit collateralizing its Claim to $1.6 million, and released a $12.0 million bond held as additional security, which bond constitutes most of the largest remaining Disputed Impaired Claim.

     During March 2005, the Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust were settled for $0.6 million under an agreement in principle, subject to approval by the Bankruptcy Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Subsequent to March 31, 2005, the Liquidation Trustee filed a Notice of Fourth Interim Distribution with the Bankruptcy Court, indicating that an additional Distribution in the amount of 1.0% of Impaired Claims will be made to holders of Allowed Impaired Claims during May 2005.

Item 6. Exhibits

Exhibit
Number	Document
31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: May 2, 2005	By:	/s/ Conrad F. Hocking

Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350