Form 10-Q
period 2005-06-30
HECHINGER LIQUIDATION TRUST
filed 2005-08-15
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005 or

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

HECHINGER LIQUIDATION TRUST

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	June 30, 2005	September 30, 2004
Assets
Cash and cash equivalents
Cash designated as available for distribution	$3,101	$3,388
Reserved cash	22,779	21,471
Restricted cash	1,689	9,312
Other cash	184	204

Total cash and cash equivalents	27,753	34,375

Preference receivables (net of costs of recovery of $132 and $1,029, respectively)	874	3,149
Other assets	603	160

Total assets	29,230	37,684

Liabilities
Unimpaired and convenience claims payable	2,937	2,970
Uncashed claims checks	295	142
Distributions payable	262	228
Estimated costs of liquidation
Wind-down reserve	1,600	3,518
Litigation reserve	1,181	2,384
Fleet loss contingency accrual	3,500	—

Total liabilities	9,775	9,242

Net Assets in Liquidation	$19,455	$28,442

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the three	For the three
	months ended	months ended
	June 30, 2005	June 30, 2004
Increase/(decrease) in Net Assets in Liquidation
Fleet loss contingency accrual	$(3,500)	$—
Increase in estimated fair value of preference receivables, net	396	447
Increase in estimated costs of liquidation:
Wind-down reserve	(124)	—
Decrease in estimated fair value of unimpaired and convenience claims payable	—	3,806
Interest income	187	65
Other increases	104	63

Net (decrease)/increase in Net Assets in Liquidation before distributions authorized	(2,937)	4,381

Distributions authorized	(7,055)	(134)

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized	(9,992)	4,247

Net Assets in Liquidation at beginning of period	29,447	33,269

Net Assets in Liquidation at end of period	$19,455	$37,516

	For the nine	For the nine
	months ended	months ended
	June 30, 2005	June 30, 2004
Increase/(decrease) in Net Assets in Liquidation
Fleet loss contingency accrual	$(3,500)	$—
Increase in estimated fair value of preference receivables, net	329	3,537
Increase in estimated costs of liquidation:
Wind-down reserve	(124)	(1,540)
Litigation reserve	—	(2,000)
Decrease in estimated fair value of unimpaired and convenience claims payable	23	3,806
Interest income	447	191
Other increases	1,115	835

Net (decrease)/increase in Net Assets in Liquidation before distributions authorized	(1,710)	4,829

Distributions authorized	(7,277)	(1,889)

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized	(8,987)	2,940

Net Assets in Liquidation at beginning of period	28,442	34,576

Net Assets in Liquidation at end of period	$19,455	$37,516

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

	For the nine	For the nine
	months ended	months ended
	June 30, 2005	June 30, 2004
Cash receipts
Preference collections, before costs of recovery	$3,742	$7,294
Other receipts	691	832
Interest income	447	191

Total cash receipts	4,880	8,317

Cash disbursements
Costs of liquidation
Operating expenses	1,497	1,411
Legal and professional fees
Litigation	1,203	2,276
Preference recoveries	1,156	1,371
Liquidation Trust operations	546	1,319
Unimpaired and convenience claims	11	626
Reissued/(voided) claims checks, net	(153)	249

Total cash disbursements	4,260	7,252

Increase in cash and cash equivalents before distributions paid	620	1,065

Distributions paid	(7,242)	(2,336)

Increase/(decrease) in cash and cash equivalents	(6,622)	(1,271)

Cash and cash equivalents at beginning of period	34,375	46,837

Cash and cash equivalents at end of period	$27,753	$45,566

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements
1.	Background and Basis of Presentation
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
     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2005, unless the Bankruptcy Court approves an anticipated extension of the term.
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
     Through June 30, 2005, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 9.1% of the Allowed amount of the Impaired Claims, and established a reserve of 9.1% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).
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
     Cash Designated as Available for Distribution (“Available Cash”) is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions. As such, Available Cash includes Distributions payable (see Note 7) and the Disputed Impaired Claims Reserve (see Note 10). Available Cash does not include Reserved Cash, Restricted Cash, or Other Cash, each further described below.
     Available Cash consists of:
($ in thousands)

	As of	As of
	June 30, 2005	September 30, 2004
Distributions payable	$262	$228
Reserve for remaining disputed impaired claims at 9.1% and 8.1%, respectively	2,839	3,160

Total available cash	$3,101	$3,388

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
     Restricted Cash consists primarily of cash held as collateral for a letter of credit. During January 2005, $7.4 million of Restricted Cash was released from restricted status following a reduction in the letter of credit to a balance of $1.6 million, which resulted from settlement of the related secured Claim (see Note 5). During May 2005, $0.3 million of cash held in an escrow account, and previously included in Restricted Cash, was released in accordance with the terms of the escrow.
     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.
4.	Preference Receivables and Other Assets
     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.9 million, net of estimated costs of recovery of $0.1 million, primarily for the sole remaining preference recovery action being actively pursued as of June 30, 2005. During June 2005, the Bankruptcy Court awarded $1.0 million in favor of the Liquidation Trust. Although the defendant has appealed the decision and award, the Liquidation Trust believes that ultimate collection of the full award may reasonably be expected. The estimated fair value of preference receivables as of September 30, 2004 was $3.1 million, net of estimated costs of recovery of $1.0 million, for 10 preference recovery actions being actively pursued and for settlement collections then in progress.
     Other assets consist primarily of a settlement of $0.6 million in connection with litigation against a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”), a former insurance company of the Debtors.
     The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables and other assets is likely to differ from their estimated net fair value and these differences may be significant.
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
     Unimpaired and Convenience Claims payable consists of:
($ in thousands)

	As of	As of
	June 30, 2005	September 30, 2004
Allowed unimpaired claims	$2,935	$1,339

Estimated fair value of disputed unimpaired claims Kemper claim, net	—	1,600
Other disputed unimpaired claims	—	29

Total estimated fair value of disputed unimpaired claims	—	1,629

Convenience claims	2	2

Total	$2,937	$2,970

Number of disputed unimpaired claims	5	9

     The largest remaining Unimpaired Claim is a secured Claim asserted by Kemper for payment of certain workers’ compensation claims against the Debtors (the “Kemper Claim”). The Liquidation Trust recorded the estimated net fair value of the Kemper Claim at $1.6 million based on an agreement reached between Kemper and the Liquidation Trust during December 2004. The Kemper Claim was therefore included with Allowed Unimpaired Claims as of June 30, 2005 and with Disputed Unimpaired Claims as of September 30, 2004.
     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of June 30, 2005 and September 30, 2004 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.
     The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of June 30, 2005 and September 30, 2004. The Liquidation Trust anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of June 30, 2005.
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
7.	Distributions Payable
     Distributions payable represents the amount of Distributions, at the applicable Distribution rates, which the Liquidation Trust has been unable to pay to holders of Allowed Impaired Claims. A number of holders of such Allowed Claims, while otherwise eligible for Distributions, have either not yet provided all information necessary for payment; were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved; or, because they had not cashed a previous Distribution check, were not paid any subsequent Distributions. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.
8.	Estimated Costs of Liquidation
     The Wind-down Reserve and Litigation Reserve described below together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.
     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). Substantially all of the day-to-day operations of the Liquidation Trust have ceased as of June 30, 2005; however, provision has been made for certain necessary administrative, legal and accounting processes to be completed thereafter for approximately another year.
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the Bondholder Action and the Committee Action (the “Litigation Reserve”). The amount of the Litigation Reserve as of June 30, 2005 and September 30, 2004 is intended to fund the pursuit of the Bondholder Action through appeal and the Committee Action through trial (see Note 12). In accordance with the procedures set forth in the Plan, approval has been obtained for all increases in the Litigation Reserve.
     The Liquidation Trustee may also determine that pursuing or defending future appeals or re-trials in the Bondholder Action and the Committee Action is in the best interest of the holders of Beneficial Interests in the Liquidation Trust. In order to reserve funds to carry out these actions as needed, the Liquidation Trustee designated a contingency reserve of $4.0 million (see Note 10). None of this amount will be added to the Litigation Reserve accrual until and unless the Liquidation Trustee determines that future action will be pursued and will increase estimated costs, and then only in accordance with the approval procedures set forth in the Plan.
     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
9.	Fleet Loss Contingency Accrual
     The Fleet loss contingency accrual represents the Liquidation Trust’s best estimate of the loss it may incur should Fleet Retail Finance Inc. (“Fleet”), one of the defendants in the Bondholder Action, ultimately prevail against the Liquidation Trust in this action. The accrual was recorded as of June 30, 2005 as a result of a court decision adverse to the Liquidation Trust in the Bondholder Action, and based on certain terms of a stipulated order between Fleet and the Liquidation Trust which established the Fleet Reserve (the “Fleet Stipulation“), all as discussed in Notes 10 and 12, below. The provision of a loss contingency accrual does not indicate that a liability has definitely been incurred. Any ultimate liability to Fleet related to this accrual would be subject to the final outcome of the Bondholder Action and governed by the terms of the Fleet Stipulation.
     The fair value of loss contingencies is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
10.	Bankruptcy Reserves Required
     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:
($ in thousands)

	As of	As of
	June 30, 2005	September 30, 2004
Liability Reserves
Fleet loss contingency accrual	$3,500	$—
Wind-down (net of related escrow of $0, and $278, respectively)	1,600	3,240
Litigation	1,181	2,384
Unimpaired and convenience claims (excluding secured claim (see Note 5))	1,337	1,370
Uncashed claims checks	295	142

Total liability reserves	7,913	7,136

Contingency Reserves
Fleet	7,500	11,000
Litigation appeals provision	4,000	—
Excess disputed unimpaired claims	329	309
Preference settlement claims	37	26
Minimum reserve	3,000	3,000

Total contingency reserves	14,866	14,335

Total reserves	$22,779	$21,471

     The contingency reserve designated as the Fleet Reserve, established in the total amount of $11.0 million pursuant to the Fleet Stipulation, is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both of such actions. On an ongoing basis, the Liquidation Trust evaluates whether an estimated loss from a loss contingency with respect to the Fleet Reserve should be recorded as a decrease in net assets in liquidation. Taking into account certain terms of the Fleet Stipulation, as well as a court decision adverse to the Liquidation Trust in the Bondholder Action (discussed in Note 12, below), as of June 30, 2005, the Liquidation Trust recorded a decrease in net assets in liquidation as a loss contingency accrual of $3.5 million. Accordingly, $3.5 million of the Fleet Reserve was transferred from contingency reserves to a liability designated as the Fleet loss contingency accrual. The recording of an accrual for accounting purposes does not imply any diminution in the vigor with which the Liquidation Trust intends to seek reconsideration and reversal of this court decision.
     The litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend future appeals and re-trials of the Committee Action and the Bondholder Action. The Liquidation Trustee designated this contingency reserve because the anticipated future cash receipts of the

Liquidation Trust may not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action required will necessitate additional funding of the Litigation Reserve.
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
11.	Impaired Claims
     The Liquidation Trust’s estimate of Impaired Claims consists of:
($ in thousands)

	As of	As of
	June 30, 2005	September 30, 2004
Allowed impaired claims	$705,720	$704,015
Estimated fair value of disputed impaired claims	17,272	20,798

Total estimated impaired claims	$722,992	$724,813

Asserted value of disputed impaired claims	$55,996	$64,068

Number of disputed impaired claims	23	47

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.
12.	Contingencies
     The Bondholder Action
     In March 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware (the “District Court”) issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Third Circuit Court of Appeals (the “Court of Appeals”) heard oral argument of the appeal during June 2005. Subsequent to June 30, 2005, the Court of Appeals issued its opinion affirming the March 2004 Decision in the Bondholder Action (the “Court of Appeals Opinion”). The Liquidation Trust has filed a motion for reconsideration and reversal of the Court of Appeals Opinion. Also see the discussion of the Fleet loss contingency accrual and the Fleet Reserve in Notes 9 and 10, above.
     The Committee Action
     In April 2004, the Committee Action was assigned to the District Court judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. During December 2004 and January 2005, the District Court heard oral argument on motions, including motions for summary judgment, filed by various defendants. Subsequent to June 30, 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Trust’s claims against Fleet, General Electric Credit Corporation (“GECC”), and certain other defendants in the Committee Action. The Liquidation Trust has filed a motion with the District Court for reconsideration of the Summary Judgment Decision, including reconsideration of the dismissal of certain of the Liquidation Trust’s claims against Fleet and GECC. Certain of the Liquidation Trust’s claims against several former officers and directors of the Debtors remain outstanding for the August 2005 trial.
     The various defendants have vigorously opposed the Bondholder Action and the Committee Action. There can be no assurance of the outcome of any action the Liquidation Trust may take to obtain a reversal of the Court of Appeals Opinion in the Bondholder Action, or of the Summary Judgment Decision in the Committee Action. There is no assurance that the Liquidation Trust will ultimately prevail on the claims asserted in either the Committee Action or the Bondholder Action. The Liquidation Trust cannot predict the amount or range of any potential recoveries.
13.	Subsequent events
     Subsequent to June 30, 2005, the Liquidation Trust received two adverse Court decisions in litigation it is pursuing. See Note 12 for a description of these matters and the related rulings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2005 and September 30, 2004 and for the three months and nine months ended June 30, 2005 and June 30, 2004, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1 of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2004 and September 30, 2003, and for the fiscal years ended September 30, 2004 and September 30, 2003, and for the period from October 26, 2001 (Effective Date) through September 30, 2002, and the notes thereto.
     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.
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
     With the exception of the following discussion, the Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2004.
Fleet loss contingency accrual
     Pursuant to a stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”) (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation, filed as Exhibit 99.4 of the Liquidation Trust’s Form 10 Filing dated January 28, 2003, contains provisions pursuant to which Fleet may seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action (see Part II., Item 1., “Legal Proceedings”, below) in favor of Fleet.
     In the event the Committee Action and/or the Bondholder Action are ultimately resolved in favor of Fleet (by a final, non-appealable order or settlement approved by the Bankruptcy Court), then Fleet may seek immediate reimbursement of the reasonable legal fees and expenses incurred by Fleet in defense, respectively, of the Committee Action and/or the Bondholder Action, up to the $11.0 million balance of the Fleet Reserve. Such reimbursement cannot be demanded until the appeal period has passed, and is subject to review by the Bankruptcy Court.

     On an ongoing basis, the Liquidation Trust evaluates whether an estimated loss from a loss contingency with respect to the Fleet Reserve should be recorded as a decrease in net assets in liquidation in accordance with the liquidation basis of accounting and in accordance with accounting principles generally accepted in the United States of America. As of June 30, 2005, the Liquidation Trust recorded a decrease in net assets in liquidation as a loss contingency accrual of $3.5 million and transferred that portion of the Fleet Reserve from contingency reserves to a liability designated as the Fleet loss contingency accrual.
     Significant accounting assumptions involved in making this determination were:
1.	Bondholder Action
     (a) On July 29, 2005, the Court of Appeals affirmed the Decision of the District Court (all as defined and discussed in Part II., Item 1., “Legal Proceedings”, below) in favor of the Bondholder Action defendants, including Fleet, and against the Liquidation Trust, and thus increased the possibility that Fleet may ultimately prevail in the Bondholder Action.
     (b) The Fleet Stipulation provides for an undifferentiated reserve totaling $11.0 million for Fleet’s claims for reimbursement of legal fees incurred as a result of the Bondholder Action and the Committee Action. The Liquidation Trust has no access to independent information to determine the amount, if any, that Fleet may validly assert against the Fleet Reserve with respect to the Bondholder Action. However, based on certain terms of the Fleet Stipulation and other factors affecting the likely cost of defending the Bondholder Action, the Liquidation Trust believes that the amount of $3.5 million is the best available estimate of the amount of the loss contingency.
     (c) Notwithstanding the determination that, under accounting principles generally accepted in the United States of America, recording a loss contingency accrual was appropriate with respect to the Bondholder Action, the Liquidation Trust intends to vigorously pursue the actions available to it to obtain a reversal of the Court of Appeals Opinion and the District Court Decision.
2.	Committee Action
     Also as defined and discussed more fully in Part II., Item 1., “Legal Proceedings”, below, on July 19, 2005, the District Court dismissed the Liquidation Trust’s claims against Fleet and certain other defendants in the Committee Action. The Liquidation Trust intends to continue its vigorous pursuit of this action. No liability has been accrued in connection with the Committee Action from the Fleet Reserve because the Liquidation Trust has filed a motion with the District Court for reconsideration of the District Court’s Summary Judgment Decision, and does not consider Fleet likely to ultimately prevail in this action.
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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:
($ in thousands)

	For the three months ended
	June 30, 2005	June 30, 2004
Distributions authorized	$(7,055)	$(134)
Changes in estimates –increase/(decrease) in net assets in liquidation
Fleet loss contingency accrual	(3,500)	—
Preference receivables, net	396	447
Estimated costs of liquidation	(124)	—
Unimpaired claims payable	—	3,806
Net other increases	291	128

Net (decrease)/increase in net assets in liquidation	$(9,992)	$4,247

	For the nine months ended
	June 30, 2005	June 30, 2004
Distributions authorized	$(7,277)	$(1,889)
Changes in estimates – (decrease)/increase in net assets in liquidation
Fleet loss contingency accrual	(3,500)	—
Preference receivables, net	329	3,537
Estimated costs of liquidation	(124)	(3,540)
Unimpaired claims payable	23	3,806
Net other increases	1,562	1,026

Net (decrease)/increase in net assets in liquidation	$(8,987)	$2,940

A.	Distributions authorized
     During May 2005, the Liquidation Trust filed the Notice of Fourth Interim Distribution to Classes 4A and 4B (attached hereto as Exhibit 99.7). Pursuant thereto, the Liquidation Trust authorized a fourth interim Distribution of 1.0% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests.
     i. Distributions of $7.1 million authorized during the three months ended June 30, 2005 primarily related to the Liquidation Trust’s fourth interim Distribution. During the nine months ended June 30, 2005, and included in Distributions authorized for the period, the Liquidation Trust also paid $0.1 million of applicable taxes on certain calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders. In addition, Distributions at the previous cumulative rate of 8.1% were authorized to holders of $1.7 million of Impaired Claims newly allowed during the nine months ended June 30, 2005.
     ii. No interim Distribution was authorized during the three months or the nine months ended June 30, 2004. Distributions at the then cumulative rate of 6.573% were authorized to holders of $2.1 million and $28.1 million of Impaired Claims allowed during the three months and the nine months ended June 30, 2004, respectively. In addition, included in Distributions authorized during the nine months ended June 30, 2004, the Liquidation Trust paid applicable taxes on certain calendar year 2003 taxable income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders.
     As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.

B.	Fleet loss contingency accrual
     During the three months ended June 30, 2005, as a result of a court decision adverse to the Liquidation Trust in the Bondholder Action (discussed in Part II., Item 1., “Legal Proceedings”, below) and taking into account certain terms of the Fleet Stipulation, the Liquidation Trust recorded the Fleet loss contingency accrual as a decrease in net assets in liquidation of $3.5 million. The basis for this accrual is discussed in detail in “Accounting Policies and Estimates” above.
C.	Changes in estimates — estimated fair value of preference receivables
     During the three months ended June 30, 2005, the Bankruptcy Court awarded $1.0 million in favor of the Liquidation Trust in the one significant remaining preference recovery action. Although the defendant has appealed the decision and award, the Liquidation Trust has increased the estimated fair value of preference receivables by the net amount of $0.4 million to reflect the full amount of the $1.0 million award. The increase of $0.4 million for the three months ended June 30, 2005 is net of increased costs of collecting the higher amount, and net of contingent fees of $0.1 million paid to the Liquidation Trust’s preference collections counsel with respect to the value it received for waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The increase of $0.3 million for the nine months ended June 30, 2005 is net of an increase in the estimated costs of collection.
     The estimated fair value of preference receivables increased by the net amount of $0.4 million during the three months ended June 30, 2004 and increased by the net amount of $3.5 million during the nine months ended June 30, 2004. The increase during the three months ended June 30, 2004 was primarily based on the Liquidation Trust’s ongoing collections in excess of previously estimated amounts. The increase during the nine months ended June 30, 2004 was primarily due to a $3.8 million settlement reached in the last remaining large preference case to which the Liquidation Trust had not previously assigned a value, as the case was not previously sufficiently developed to value, partially offset by an increase in the estimated costs of prosecuting the remaining preference actions, which were the most difficult and contentious cases, including the engagement of a consulting firm.
D.	Changes in estimates – estimated costs of liquidation
     During the three months and nine months ended June 30, 2005 the Wind-down Reserve was increased by $0.1 million, because the Liquidation Trust’s wind-down activities proceeded more slowly than previously estimated. Upon re-evaluating the activity required to complete the wind-down, the Liquidation Trust determined that the expected wind-down period should be extended into mid-2006, primarily spreading previously estimated costs over a longer period, but also increasing costs as a result.
     No significant change in the status of the Liquidation Trust’s wind-down activities, the Bondholder Action, or the Committee Action occurred during the three months ended June 30, 2004. Several events during the three months ended March 31, 2004 and immediately thereafter caused the Liquidation Trust to revise its estimates of the costs of winding down its operations and prosecuting the actions provided for in the Litigation Reserve during the nine months ended June 30, 2004:
     i. During March 2004, because the December 2003 filing of a complaint against a group of insurance companies commonly known as Kemper Insurance Company (“Kemper”) (the “Kemper Complaint”) had not resulted in a negotiated settlement, estimated costs for counsel and experts were planned through the scheduled March 2005 trial.
     ii. A number of the trials in preference actions scheduled during the three months ended March 31, 2004 were postponed by the Bankruptcy Court. Scheduled preference action trials as of March 31, 2004 extended through the end of 2004, and not all cases had then been scheduled.
     iii. During April 2004, the Committee Action, previously scheduled for trial during January 2004, was scheduled for trial in August 2005.

     As a result of these delays, the resolution of the remaining Claims, final Distributions and other wind-down matters were therefore expected to require an additional year of operations, well into 2005. Therefore, the Wind-down Reserve was increased by $1.5 million during the nine months ended June 30, 2004 to reflect the increase in expected costs.
     As of December 31, 2003, an assessment of future funding of the Litigation Reserve, if any, had been deferred pending a decision in the October 2003 trial of the Bondholder Action. In March 2004, the court ruled in favor of the defendants and against the Liquidation Trust, a ruling which the Liquidation Trust then decided to appeal. Based on a review of the Bondholder Action ruling and any potential implications for the Committee Action, and of the Liquidation Trust’s alternatives in these matters, the Litigation Reserve was increased by $2.0 million during the nine months ended June 30, 2004, in accordance with the procedures set forth in the Plan. The current status of the Bondholder Action and the Committee Action is discussed on page 24 of this Form 10-Q under “Part II., Item 1., Legal Proceedings”.
E.	Changes in estimates – estimated fair value of unimpaired claims payable
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
     The estimated fair value of Unimpaired Claims payable decreased slightly during the nine months ended June 30, 2005, as a result of certain Claim settlements, compared to a decrease of $3.8 million during the nine months ended June 30, 2004.
     The change in estimated fair value of Unimpaired Claims payable during the three months and the nine months ended June 30, 2004 resulted primarily from the Liquidation Trust receiving more information related to the largest then remaining Disputed Unimpaired Claim. This Claim is a secured Claim asserted by Kemper (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”). Initially, Kemper did not provide the Liquidation Trust with sufficient information to determine the fair value of each of the Insurance Claims. Therefore, the Liquidation Trust initially valued the Kemper Claim in Unimpaired Claims payable at the full amount of the irrevocable cash-collateralized letter of credit held by Kemper to assure payment of the Insurance Claims.
     During May 2004, Kemper provided documents to the Liquidation Trust indicating that Kemper estimated the remaining collateral required to secure the Insurance Claims at $3.9 million. As of June 30, 2004, therefore, the Liquidation Trust reduced its estimate of the remaining value of the Kemper Claim to the $3.9 million collateral estimate. The ultimate value of the Insurance Claims was subsequently determined to be $1.6 million, net of a $0.1 million prepayment held by a third-party claims administrator, as a result of a December 2004 settlement between the Liquidation Trust and Kemper, resulting in a further change in estimate during that period.

F.	Net other increases
     Net other increases during the three months ended June 30, 2005 and June 30, 2004 consisted primarily of interest income. Net other increases during the nine months ended June 30, 2005 consisted primarily of a $0.6 million settlement in the Kemper Complaint, a $0.4 million distribution in the liquidation of the Debtor’s former company-owned life insurance policy carrier, and interest income. Net other increases during the nine months ended June 30, 2004 consisted primarily of a $0.7 million settlement in litigation against a former insurance broker of the Debtors and interest income.
III.	Cash Receipts and Disbursements
     The following table summarizes the cash receipts and disbursements for the periods as indicated:
($ in thousands)

	For the nine months ended
	June 30, 2005	June 30, 2004
Cash receipts
Preference collections, before costs of recovery	$3,742	$7,294
Other receipts	1,138	1,023

Total cash receipts	4,880	8,317

Cash disbursements
Operating expenses	1,497	1,411
Legal and professional fees
Litigation	1,203	2,276
Preference recoveries	1,156	1,371
Liquidation Trust operations	546	1,319
Claims payments	11	626
Reissued/(voided) claims checks, net	(153)	249

Total cash disbursements	4,260	7,252

Distributions paid	(7,242)	(2,336)

Net cash outflow	$(6,622)	$(1,271)

A.	Cash receipts
     Most of the cash receipts are from collections of preference receivables, which have been ongoing since the preference actions were filed in mid-2001, and were substantially complete as of March 2005. With the exception of one significant preference receivable remaining as of June 30, 2005 (see II.C., “Changes in estimates – estimated fair value of preference receivables”; above), future preference collections are expected to be minimal. With the exception of the $0.6 million Kemper settlement, other future cash receipts are also expected to be minimal.
     Preference collections during the nine months ended June 30, 2005 were significantly lower than during the nine months ended June 30, 2004. Four substantial preference recovery actions (totaling $3.3 million in settlement value), which were settled immediately prior to trial, constituted most of the value of preference collections during the nine months ended June 30, 2005.
     During the nine months ended June 30, 2004, the Liquidation Trust settled and collected one very substantial case, valued at $3.8 million (see II. C., “Changes in estimates - estimated fair value of preference receivables”, above), in addition to preference collections from nearly 100 other cases, including cases in the process of collections. There were 90 preference cases being actively pursued as of September 30, 2003, compared to 10 as of September 30, 2004. Therefore, more cases were available to settle and collect during the nine months ended June 30, 2004 than during the nine months ended June 30, 2005. On the other hand, absent the pressure of trial dates during early 2004, many of the more significant cases proceeded slowly during the nine months ended June 30, 2004; as a result, most of the cases settled and collected during that period were the smaller ones.
     Other cash receipts during the nine months ended June 30, 2005 consisted primarily of a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, interest income, and collection of a receivable from a former vendor. Other cash receipts during the nine months ended June 30, 2004 consisted primarily of a $0.7 million settlement in litigation against a former insurance broker of the Debtors and interest income.
B.	Operating expenses
     Operating expenses during the nine months ended June 30, 2005 increased slightly, compared to those during the nine months ended June 30, 2004. Severance paid to the last five full-time employees, including the Liquidation Trustee, and partially offset by the lower subsequent wages, increased payroll cost by $0.4 million during the nine months ended June 30, 2005. This increase was substantially offset by the lower rent for the Liquidation Trust’s much reduced office and warehouse space, lower annual bank fees incurred with respect to the substantially reduced letter of credit balance resulting from the December 2004 settlement of Kemper Claim and decreases in the scope of insurance coverage and related premiums.
C.	Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.
     1. Litigation
     The litigation fees paid for the Bondholder Action and the Committee Action during the nine months ended June 30, 2005 were significantly less than those paid during the nine months ended June 30, 2004. Fees paid during the nine months ended June 30, 2005 related to filing the Liquidation Trust’s September 2004 appeal briefs from the District Court Decision in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. Fees paid during the nine months ended June 30, 2004 included expert fees and legal fees related to the higher activity level of the October 2003 trial and post-trial briefs in the Bondholder Action, as well as discovery and trial preparation for, and defending various motions related to, the Committee Action. The Committee Action, now scheduled for trial in August 2005, had been scheduled for trial in January 2004, prior to its adjournment during September 2003.
     2. Preference recoveries
     Preference recovery fees during the nine months ended June 30, 2005 were not comparable, as a percentage of preference collections, to such fees during the nine months ended June 30, 2004, primarily because of significant differences in the size of the specific cases settled and collected. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases.
     i. During the nine months ended June 30, 2005, substantially all of the $3.7 million of preference recoveries related to four significant cases, for which the contingent fees were therefore nearer the lower end of the rate scale. In addition, the Liquidation Trust paid contingent fees of $0.3 million to its preference collections counsel with respect to the value the Liquidation Trust received for waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, and $0.3 million of fees for expert reports in preparation for preference action trials.
     ii. During the nine months ended June 30, 2004, with respect to one settlement totaling $3.8 million, no contingent preference recovery fees were paid (see related fees discussed below). However, the remaining $3.5 million of preference recoveries was collected from nearly 100 different vendors; therefore, the contingent fees for each such smaller case were near the higher end of the rate scale, significantly higher than for the large cases settled during the nine months ended June 30, 2005. In addition, the Liquidation Trust paid $0.2 million of fees for an expert report in preparation for a preference action trial.
3. Liquidation Trust operations
     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting and appealing the Bondholder Action and the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. Certain of the largest preference claims suits were handled by Liquidation Trust counsel on an hourly basis and the related fees included in Liquidation Trust operations. The higher fees for Liquidation Trust operations during the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2005 resulted primarily from legal fees associated with (a) a preference case settled during December 2003 for $3.8 million (see II., C. “Changes in estimates - estimated fair value of preference receivables”, above) and (b) the Kemper Complaint filed during December 2003. In addition, Liquidation Trust activities, and the associated professional fees, have declined because fewer issues and claims remain to be resolved as of each successive period.
D.	Claims payments
     Payments of Unimpaired Claims were lower during the nine months ended June 30, 2005 than during the nine months ended June 30, 2004 because, as a result of the ongoing Claims resolution process, fewer Unimpaired Claims remain to be resolved and paid as of each successive period.
E.	Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. During the nine months ended June 30, 2005, the Liquidation Trust paid $6.9 million to holders of $693.0 million of Allowed Impaired Claims in connection with the fourth interim Distribution. In addition, holders of $2.7 million of newly Allowed Impaired Claims received payments at the previous cumulative Distribution rate of 8.1%, and the Liquidation Trust authorized and paid taxes of $0.1 million on calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders.
     No new interim Distribution was authorized or paid during the nine months ended June 30, 2004. During the nine months ended June 30, 2004, holders of $36.0 million of Allowed Impaired Claims received payments at the then cumulative Distribution rate of 6.573%.
     In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid any accumulated Distributions as of each successive period.

IV.	Net Assets in Liquidation

A.	Assets
     1. Cash and cash equivalents
     The Liquidation Trust’s cash and cash equivalents balance of $27.8 million and $34.4 million as of June 30, 2005 and September 30, 2004, respectively, is classified as either (a) Cash Designated as Available for Distribution (“Available Cash”), (b) Reserved Cash, (c) Restricted Cash or (d) Other Cash.
     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.1 million as of June 30, 2005 was based primarily on the cumulative Distribution rate of 9.1%, for $32.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $3.4 million as of September 30, 2004 was based primarily on the then cumulative Distribution rate of 8.1%, for $39.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as for $1.9 million of Allowed but unpaid Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash increased by $1.3 million from September 30, 2004 to June 30, 2005, to a balance of $22.8 million, primarily as a result of the establishment of the litigation appeals provision, and offset in part by expenditures from the Wind-down and Litigation Reserves, all as discussed below.
     Restricted Cash of $1.7 million as of June 30, 2005 and $9.3 million as of September 30, 2004 related primarily to a letter of credit collateralizing the Kemper Claim. During January 2005, $7.4 million of Restricted Cash was released from restricted status following a reduction in the letter of credit to a balance of $1.6 million, which resulted from the December 2004 settlement of the Kemper Claim. Additionally, during May 2005, $0.3 million of cash held in an escrow account, and previously included in Restricted Cash, was released in accordance with the terms of the escrow.
     2. Preference receivables and other assets
     Preference receivables, net of costs of recovery, decreased by $2.3 million, to a balance of $0.9 million as of June 30, 2005, compared to September 30, 2004, primarily due to ongoing preference collections, offset in part by a $0.3 million net increase in the estimated fair value of preference receivables (see II. C., “Changes in estimates - estimated fair value of preference receivables”, above). Collections of preference receivables totaled $3.7 million, and costs to collect, including significant non-recurring expert fees, totaled $1.2 million.
     Other assets increased by $0.4 million, to a balance of $0.6 million as of June 30, 2005, compared to September 30, 2004, primarily due to the $0.6 million settlement in the Kemper Complaint, offset by collection of all other significant non-preference receivables.

B.	Liabilities
     Estimated costs of liquidation decreased by $3.1 million, to a balance of $2.8 million as of June 30, 2005, compared to September 30, 2004. The decrease is primarily due to disbursements totaling $2.0 million from the Wind-down Reserve and $1.2 million from the Litigation Reserve.
     The Fleet loss contingency accrual was recorded as of June 30, 2005 as a result of a court decision adverse to the Liquidation Trust in the Bondholder Action, and based on a number of factors, all as discussed “Accounting Policies and Estimates”, above. This accrual represents the Liquidation Trust’s best estimate of the loss it may incur should Fleet ultimately prevail against the Liquidation Trust in the Bondholder Action. Any ultimate liability to Fleet related to this accrual would be subject to the final outcome of the Bondholder Action and governed by the terms of the Fleet Stipulation.
C.	Contingency reserves
     The most significant component in contingency reserves is the Fleet Reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet and the Liquidation Trust. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in one or both of such actions. The decrease in the Fleet Reserve to the balance of $7.5 million as of June 30, 2005 resulted from the Liquidation Trust transferring $3.5 million of the Fleet Reserve from contingency reserves to the Fleet loss contingency accrual, as discussed in B., “Liabilities”, above.
     The $4.0 million litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend future appeals and re-trials of the Committee Action and the Bondholder Action. The Liquidation Trustee designated this contingency reserve because the anticipated future cash receipts of the Liquidation Trust may not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action required will necessitate additional funding of the Litigation Reserve.
V.	Contingencies
     The Liquidation Trust is pursuing litigation against various parties, in particular the cases described as the Bondholder Action and the Committee Action, as described in Part II., Item 1., “Legal Proceedings,” below. The Liquidation Trust cannot predict with any certainty the ultimate outcome of any of the litigation or the amount or range of potential recoveries.
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
     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2005.
     Most of the Liquidation Trust’s responsibilities have been completed as of June 30, 2005. The remaining responsibilities no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees. Consequently, during the most recent fiscal quarter, in conjunction with the termination of most of the day-to-day activities of the Liquidation Trust, all employees, including the Liquidation Trustee, have been released from full-time employment by the Liquidation Trust. The Liquidation Trustee and three other employees are performing necessary management, accounting and reporting functions on a part-time basis. While the Liquidation Trustee believes that these individuals will consistently make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue. As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Further background information about the following cases is disclosed in Part I, Item 3 – Legal Proceedings, of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2004.
Federal Court Cases
     The Bondholder Action
     In March 2004, following a non-jury trial held in October 2003, the United States District Court for the District of Delaware (the “District Court”) issued an opinion and order (collectively, “the Decision”) in the Bondholder Action, directing the entry of judgment in favor of the defendants. In April 2004, the Liquidation Trust filed an appeal from the Decision and related judgment. The Liquidation Trust and the defendants each completed the filing of appeal briefs during September 2004. The Third Circuit Court of Appeals (the “Court of Appeals”) heard oral argument of the appeal during June 2005. “On July 29, 2005, the Court of Appeals issued its opinion affirming the March 2004 Decision in the Bondholder Action (the “Court of Appeals Opinion”). The Liquidation Trust has filed a motion for reconsideration and reversal of the Court of Appeals Opinion.
     The Committee Action
     In April 2004, the Committee Action was assigned to the District Court judge who presided in the Bondholder Action, who has scheduled the Committee Action for trial in August 2005. During December

2004 and January 2005, the District Court heard oral argument on motions, including motions for summary judgment, filed by various defendants. On July 19, 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Trust’s claims against Fleet, General Electric Credit Corporation (“GECC”), and certain other defendants in the Committee Action. The Liquidation Trust has filed a motion with the District Court for reconsideration of the Summary Judgment Decision, including reconsideration of the dismissal of certain of the Liquidation Trust’s claims against Fleet and GECC. Certain of Liquidation Trust’s claims against several former officers and directors of the Debtors remain outstanding for the August 2005 trial.
     The various defendants have vigorously opposed the Bondholder Action and the Committee Action. There can be no assurance of the outcome of any action the Liquidation Trust may take to obtain a reversal of the Opinion of the Court of Appeals in the Bondholder Action, or the Summary Judgment Decision in the Committee Action. There is no assurance that the Liquidation Trust will ultimately prevail on the claims asserted in either the Committee Action or the Bondholder Action. The Liquidation Trust cannot predict the amount or range of any potential recoveries.
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
     During March 2005, the Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust were settled for $0.6 million, subject to approval by the Bankruptcy Court.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Document
31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

99.7	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST
Date: August 15, 2005	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.
31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

99.7	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B