Form 10-K
period 2005-09-30
HECHINGER LIQUIDATION TRUST
filed 2005-12-21
CIK 1213411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
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
     The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”). As of September 30, 2005, the Liquidation Trust had no full-time employees. The Liquidation Trustee and one other employee manage and monitor the affairs of the Liquidation Trust on a part-time basis, with periodic assistance from other former employees.
     Pursuant to the provisions of the Plan, a committee (the “Committee”) was appointed to represent the interests of the beneficiaries of the Liquidation Trust. The members of the Committee initially were: Teachers Insurance and Annuity Association of America, The Sherwin Williams Company, HSBC Bank USA, Masco Corporation, The Scotts Company, and Kmart Corporation (“Kmart”). During 2003, subsequent to waiving all its claims in a comprehensive mutual settlement with the Liquidation Trust, The Scotts Company resigned from the Committee. No replacement has been designated. Members of the Committee have fiduciary duties to the beneficiaries of the Liquidation Trust in the same manner that members of an official committee of creditors appointed pursuant to Section 1102 of the Bankruptcy Code have fiduciary duties to the creditor constituents represented by such committee.
     The Bankruptcy Court has retained exclusive jurisdiction over the Liquidation Trust and its assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the Liquidation Trust.
     The Liquidation Trust will terminate upon the earlier of (i) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (ii) by October 26, 2006, unless the Bankruptcy Court approves a further extension of the term in addition to the extension from October 26, 2005 to October 26, 2006 approved in October 2005.
     During the fiscal year ended September 30, 2005, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions, resolution of disputed claims, claims payments, and Distributions, all as further explained below. Amounts shown throughout this document are rounded and are therefore approximate.

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
     During the fiscal year ended September 30, 2005, the Liquidation Trust continued to prosecute preference recovery actions, resolving all but one of the last ten outstanding preference actions being actively pursued — of approximately 1,800 such actions filed by the Debtors in 2001. In this one remaining significant action, the defendant has appealed a Bankruptcy Court award to the Liquidation Trust of $1.0 million. In addition, the Liquidation Trust continued to make collections efforts with respect to default judgments obtained for other preference actions.
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
     The Liquidation Trust has continued to pursue these actions in the belief they may provide significant returns to the beneficiaries of the Liquidation Trust. During the fiscal year ended September 30, 2005, the Liquidation Trust was engaged in pre-trial preparation, including briefs and oral argument in opposition to defendants’ motions for summary judgment, for the scheduled August 2005 trial of the Committee Action, and the appeals of adverse decisions in the Bondholder Action. During September 2005, the Liquidation Trust reached a settlement with certain defendants in the Committee Action, as a result of which, in addition to other consideration, those defendants paid the Liquidation Trust $7.0 million in cash, received during October 2005.
     In addition, the Liquidation Trust pursued an action filed during December 2003 with the Bankruptcy Court seeking, among other things, to reduce the letter of credit securing its largest Unimpaired Claim (defined below) and to fix the amount of this Claim. During the fiscal year ended September 30, 2005, the parties settled and paid the mutual claims addressed in the complaint, and the letter of credit was terminated. As a result of the settlement, a total of $8.0 million of cash collateral previously securing the letter of credit was released to the Liquidation Trust.
     Each of these actions, and the status thereof, is more fully described herein under Part I, Item 3., “Legal Proceedings.”
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
     A Claim may be “Allowed,” meaning that either the Claim has been fixed as to amount and classification by order of the Bankruptcy Court, or the Liquidation Trust agrees with the claimant as to the amount and classification of the Claim and is making no objection to the Claim. Otherwise, an unresolved Claim is termed “Disputed,” meaning the Liquidation Trust does not agree and has filed, or may still file, an objection or other legal proceeding intended to dispute the Claim in whole or in part. All the types of Claims discussed below under “Rights of Claimants” may contain both Allowed Claims and Disputed Claims.
     During the fiscal year ended September 30, 2005, the Liquidation Trust resolved 37 previously Disputed Claims, leaving a total of 21 Disputed Claims as of September 30, 2005.
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
Summary of Payment Rights of Allowed Claimants Under the Plan

Claimant’s
Relationship
to
		Liquidation	Names of Claims Classes
Claims Allowed with Respect to:	Payment Rights	Trust	as Defined in the Plan
Liabilities incurred after the filing for bankruptcy	Paid in full.	Creditor	Administrative and Fee Claims

Liabilities incurred before the filing for bankruptcy, to the extent they were secured or among the limited number of specific liabilities granted priority under the Bankruptcy Code	Paid in full.	Creditor	Class 2 (DIP Bank Secured and Bank Letter of Credit) and Class 3 (Non-Bank Secured) Claims; and Priority Tax and Class 1 (Priority Non-Tax) Claims

Other liabilities incurred before the filing for bankruptcy, and totaling $2,500 or less	Not paid in full. Paid at 7.5% of Allowed amount.	Creditor	Class 4C (Convenience) Claims

All other liabilities incurred before the filing for bankruptcy	Not paid in full. Paid pro rata. See “Beneficiaries of the Liquidation Trust,” below.	Beneficiary (owner)	Class 4A (Senior Unsecured), Class 4B (General Unsecured), and Class 5 (Subordinated Debentures) Claims

     a. Creditors of the Liquidation Trust
     As shown above, Allowed Claims in certain Claims Classes will be paid in full under the Plan. Such Claims are therefore referred to as “Unimpaired Claims.” Any disagreement as to the Claims Class of any given Claim is settled between the claimant and the Liquidation Trust or, in the last resort, by the Bankruptcy Court.

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
     During the fiscal year ended September 30, 2005, the Liquidation Trust made payments in settlement of only three Unimpaired and Convenience Class Claims, because substantially all of the Unimpaired and Convenience Claims had been settled and paid in previous fiscal years.
     b. Beneficiaries of the Liquidation Trust
     As indicated above and in the following chart, three types of claimants are the beneficiaries of the Liquidation Trust (i.e., its owners). Under the Plan, none of these claimants is expected to be paid in full for the amounts the Debtors owed them as of the bankruptcy filing. Claims in the Plan’s Class 4A (“Senior Unsecured Claims”), Class 4B (“General Unsecured Claims”), and Class 5 (“Subordinated Debentures Claims”) are referred to as “Impaired Claims” because the rights of the claimants have been impaired in the bankruptcy and their Claims are not likely to be paid in full.
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
     The holders of these Claims Classes, at the time the Debtors entered Chapter 11 bankruptcy on June 11, 1999 (the “Petition Date”), were either:
•	Holders of the public debt issued by Hechinger Company (one of the Debtors, and, together with its subsidiaries, “Hechinger”), either Senior Notes and Debentures (Class 4A) or Subordinated Debentures (Class 5), or

•	Other creditors of the Debtors whose Claims for liabilities incurred before the filing for bankruptcy were not eligible for payment priority under the Bankruptcy Code, the General Unsecured Claims (Class 4B).
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

     i. General beneficiary information
     Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2005, that $719.8 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately. The Liquidation Trust estimates that there may ultimately be as many as 2,090 beneficiaries of the Liquidation Trust.
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
     ii. Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests
     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2005, in the cumulative amount of 9.1% of the Allowed amount of Impaired Claims, as follows: August 2002, 4.515%; June 2003, 2.058%; September 2004, 1.527%; and April 2005, 1.0% (see Exhibit 99.7 hereto).
     Additionally, on November 23, 2005, the Liquidation Trust filed the Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B (Exhibit 99.8 hereto). Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s Class 4B Claim, allowed in the amount of $150.0 million, was excluded from this Distribution. Pursuant to the Notice, the Liquidation Trust authorized an additional Distribution of 1.1911% of the Allowed amount to the holders of Allowed Impaired Claims, which was paid during December 2005.
     Each Distribution was subject to maintaining reserves for the estimated amount of Disputed Impaired Claims, as approved by the Bankruptcy Court for the purpose of establishing adequate reserves. As of September 30, 2005, the Liquidation Trust has therefore reserved a total of 9.1%, the cumulative Distribution rate, of the estimated amount for each remaining Disputed Impaired Claim. The reserve for Disputed Impaired Claims, totaling $2.8 million as of September 30, 2005, is periodically paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.
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

     As of September 30, 2005, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $64.4 million, as follows:
     ($ in millions)

Class 4A (Senior Unsecured Claims)	$27.1
Class 4B (General Unsecured Claims)	37.3
Class 5 (Subordinated Debentures Claims)	—

Total	$64.4

     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. These provisions enforce the terms of the indenture for issuance of the Subordinated Debentures, under which the payment rights of holders of the Subordinated Debentures were subordinated to the payment rights of holders of the Senior Notes and Debentures. Until such time as all holders of Allowed Claims in Class 4A (Senior Unsecured Claims — consisting of the holders of the Senior Notes and Debentures) have received the full $206.4 million amount of their Allowed Claims, any amounts which would otherwise be allocated for payment to holders of Claims in Class 5 (Subordinated Debentures Claims — consisting of the holders of the Subordinated Debentures) will be distributed to holders of Claims in Class 4A (Senior Unsecured Claims).
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
     The Liquidation Trust has pursued two major actions on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeal for the Third Circuit (the “Court of Appeals”). Both actions arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and were filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

     The Bondholder Action and related appeals
     The complaint with respect to the first of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, was styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”
     The Bondholder Action, initially filed on behalf of the holders of Hechinger Company’s senior debt instruments, and assigned to the Liquidation Trust pursuant to the Plan, against Fleet (individually and as agent) and General Electric Credit Corporation (“GECC”), alleged that the 1997 Transactions effected a breach of the applicable indenture, and that the plaintiff was entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments.
     In March 2004 the District Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. The Liquidation Trust appealed the Decision, and in July 2005 the Court of Appeals issued its Opinion affirming the March 2004 Decision. The Liquidation Trust’s motion for reconsideration and reversal of the Court of Appeals Opinion was denied by the Court of Appeals during August 2005, and the Liquidation Trust has determined not to pursue the action further. The Liquidation Trust may consequently incur certain claims by Fleet. These potential claims are described in Part II, Item 7., ''Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, under the subheading II. B. 1., “Fleet loss contingency accrual.”
     The Committee Action and related appeal
     An amended complaint with respect to the second of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”
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
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. Subsequent to year-end, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action.

     On September 7, 2005, the Liquidation Trust approved a settlement agreement between the Liquidation Trustee and the Officer and Director Defendants with respect to the Committee Action. In accordance with the procedures set forth in the Plan, approval of the settlement agreement has been obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust 45 days after its approval of the settlement, subsequent to year-end, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on the appeal filed subsequent to year-end. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.
Cases before the Bankruptcy Court
     As of September 30, 2005, one defendant in a preference litigation action had appealed a Bankruptcy Court award to the Liquidation Trust of $1.0 million. The Liquidation Trust also cross-appealed the Bankruptcy Court’s denial of a pre-judgment interest award to the Liquidation Trust in the case. Both parties filed appeals briefs subsequent to September 30, 2005. Prosecution of all other significant preference litigation had been completed. The basis for such actions by the Liquidation Trust is described herein under Part I, Item 1., “Business.”
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
     In the Kemper Complaint, which arose under various insurance policies that the Debtors purchased from Kemper, the Liquidation Trust sought, among other things, an estimate under Section 502(c) of the Bankruptcy Code of the aggregate loss amounts owed by the Liquidation Trust for unliquidated workers’ compensation claims against the Debtors (the “Insurance Claims”), a reduction in the letter of credit securing the amount owed by the Liquidation Trust with respect to such Insurance Claims, and the return of excess collateral, deposits and other amounts held by Kemper to the Liquidation Trust.
     As of September 30, 2004, Kemper held an irrevocable cash-collateralized letter of credit with a balance of $8.6 million to secure payment of the Insurance Claims. During December 2004, Kemper and the Liquidation Trust reached an agreement to settle the Insurance Claims for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator, to reduce the letter of credit to S1.6 million, and to release a $12.0 million bond held as additional security for the Insurance Claims. The reduction of the letter of credit resulted in the January 2005 release to the Liquidation Trust of $7.4 million of cash collateral previously securing the letter of credit. The Liquidation Trust’s claims against Kemper for the return of excess collateral, deposits and other amounts due to the Liquidation Trust were resolved during March 2005, for a total of $0.6 million due to the Liquidation Trust. Following the Bankruptcy Court’s approval of the comprehensive settlement and in compliance with its terms, during September 2005, Kemper drew down $1.0 million on the letter of credit in satisfaction of the Insurance Claims, net of the Liquidation Trust’s claims against Kemper, and released the $0.6 million letter of credit balance to the Liquidation Trust in full satisfaction of the mutual claims.
Litigation and Other Proceedings Against the Liquidation Trust
     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2005, a total of 21 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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
     The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop. At September 30, 2005, there were approximately 2,070 holders of record of Beneficial Interests.
     The Liquidation Trust does not pay dividends.
     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. As described more fully under Part I, Item 1., “Business,” above, under subheading D., “Claims payments and distributions,” as of September 30, 2005, Distributions have been authorized and paid at the cumulative rate of 9.1% of the amount of each Impaired Claim as Allowed. Subsequent to September 30, 2005, an additional 1.1911% Distribution was authorized and paid.
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

II. Critical Accounting Policies and Estimates
     The following discussion and analysis of the Liquidation Trust’s changes in net assets in liquidation, cash receipts and disbursements and net assets in liquidation is based on the Liquidation Trust Financial Statements (as identified and defined under “Management’s Discussion and Analysis of Financial Information,” under the heading III., below), which have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the liquidation basis of accounting. During preparation of these Financial Statements, the Liquidation Trustee is required to make estimates and assumptions which affect the reported amounts of assets and liabilities in liquidation at estimated fair value, including estimates and assumptions concerning resolution of Disputed Claims, resolution of current and potential litigation, and the fair value, and related disclosure, of contingent assets and liabilities. On an ongoing basis, the Liquidation Trustee evaluates and updates these estimates and assumptions based on historical experience and on various other assumptions the Liquidation Trustee believes are reasonable under the circumstances. Actual results may differ from these estimates and different assumptions would lead to different estimates.
     The Liquidation Trust believes that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Financial Statements in accordance with the liquidation basis of accounting:
A.     Assets
     Total assets as of September 30, 2005 were $34.5 million, primarily consisting of cash and cash equivalents and amounts receivable from the Officer and Director Defendants in the Committee Action. Of this amount, $0.9 million of net preference receivables were subject to estimation.
1. Preference receivables
     Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of any remaining preference cases being litigated. As of September 30, 2005, the Liquidation Trust estimated the fair value of preference receivables substantially based on the fair value, net of costs to collect, of one remaining significant action. In this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. Although the defendant has appealed the decision and award, the Liquidation Trust believes that ultimate collection of the full award is likely.
     As of September 30, 2004, the Liquidation Trust based its estimate on a review of each of the ten remaining cases being actively pursued. The Liquidation Trust specifically reviewed each of the cases based on the Liquidation Trust’s preference collection experience and that of its preference collections counsel, and estimated their fair value based primarily on significant settlements achieved subsequent to year-end, and on the most recent available information in cases not yet at the settlement stage.
B.     Liabilities
     Total liabilities as of September 30, 2005 were $7.7 million, mainly consisting of the Fleet loss contingency accrual of $3.5 million, $2.2 million of estimated costs of liquidation, and $1.3 million of estimated Unimpaired Claims payable.

1. Fleet loss contingency accrual
     Pursuant to a stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”) (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation, filed as Exhibit 99.4 of the Liquidation Trust’s Form 10 Filing dated January 28, 2003, contains provisions pursuant to which Fleet may seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action (see Part I. Item 3., “Legal Proceedings,” above) in favor of Fleet.
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
     SFAS No. 5, “Accounting for Contingencies,” requires a loss contingency to be accrued when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. However, if it is either reasonably possible, rather than probable, that a liability has been incurred, or the amount of a probable loss is not reasonably estimable, a loss contingency may not be accrued but should be disclosed.
     On an ongoing basis, the Liquidation Trust evaluates whether an estimated loss from a loss contingency with respect to the Fleet Reserve should be recorded as a decrease in net assets in liquidation in accordance with the liquidation basis of accounting and in accordance with accounting principles generally accepted in the United States of America. During the year ended September 30, 2005, the Liquidation Trust recorded a decrease in net assets in liquidation as a loss contingency accrual of $3.5 million and transferred that portion of the Fleet Reserve from contingency reserves to a liability designated as the Fleet loss contingency accrual.
     Significant accounting assumptions involved in making this determination were:
     a.  Bondholder Action
     On July 29, 2005, the Court of Appeals affirmed the Decision of the District Court (as defined and discussed in Part I, Item 3., “Legal Proceedings,” above) in favor of the Bondholder Action defendants, including Fleet, and against the Liquidation Trust, as a result of which the Liquidation Trust recorded the $3.5 million loss contingency. Further, on August 29, 2005 the Court of Appeals declined the Liquidation Trust’s petition for a rehearing, and the Liquidation Trust has decided not to pursue further appeals in this matter.
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
     b. Committee Action
     Also as defined and discussed more fully in Part I., Item. 3., “Legal Proceedings,” above, on July 19, 2005, the District Court dismissed the Liquidation Trust’s claims against Fleet and certain other defendants in the Committee Action. The Liquidation Trust intends to continue its vigorous pursuit of Fleet in this action. Consistent with its assessment of the probability of a loss in accordance with SFAS No. 5, the Liquidation Trust has accrued no liability in connection with Committee Action from the Fleet Reserve because the Liquidation Trust has filed its notice of appeal from the Summary Judgment Decision and related judgment with the Court of Appeals, and does not consider Fleet likely to ultimately prevail in this action.

2. Estimated costs of liquidation
     The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its expected termination, consist of the Wind-down Reserve and the Litigation Reserve. These costs, which include professional fees, insurance and personnel, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing Claims resolution and litigation), the anticipated termination date of the Liquidation Trust, and other matters. The most significant assumptions related to estimated costs of liquidation are the length of time and the intensity of litigation required in order to settle the affairs of the Liquidation Trust while maximizing its value to the holders of Beneficial Interests.
     a. Wind-down reserve
     The Liquidation Trust initially established its Wind-down Reserve based on estimates that the Liquidation Trust would substantially complete all of its operations by early 2003. Subsequently, however, based on the pace and status of Claims resolution, asset liquidations, litigation, and Distributions, the Liquidation Trust’s full-time operations extended into 2005. Among other reasons for the change, the initial Wind-down Reserve was based on an estimate of effort required to resolve Disputed Claims against the Debtors and to collect amounts believed to be owed to the Debtors. Given their number (i.e., 3,600 Disputed Claims, and 1,800 preference actions as of October 26, 2001 (Effective Date)), and nature (e.g., the parties dispute their legitimacy and/or true value, and many claims are in the form of lawsuits), the process of resolving these claims can be prolonged and difficult to predict with any certainty, and many times beyond the ability of the Liquidation Trust to directly control.
     Substantially all of the day-to-day operations of the Liquidation Trust were terminated prior to September 30, 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the end of 2006. These final items include resolution of the remaining 21 Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.
     Accordingly, the Wind-down Reserve was increased by $0.1 million, $1.7 million and $0.9 million during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively, based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended from time to time. The Liquidation Trust expects its final responsibilities to be completed in 2006, and believes the remaining Wind-down Reserve balance of $1.4 million is sufficient for its limited remaining operations and final termination obligations.
     While the pace and expected duration of Claims resolutions, preference recoveries, and Claims payments and Distributions could have been considered highly uncertain as of October 26, 2001 (Effective Date), the expected duration of the Liquidation Trust as of September 30, 2005 is based on more information and experience with the operations of the Liquidation Trust, and on fewer, although still complex, outstanding issues. The pace of litigation, which is not under the Liquidation Trust’s control, is the greatest uncertainty in estimating the final termination date of the Liquidation Trust. Should the termination date of the Liquidation Trust extend beyond 2006, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.
     b. Litigation reserve
     Among the property transferred to the Liquidation Trust pursuant to the Plan as of the Effective Date, and as defined and more fully described in Part I, Item 3., “Legal Proceedings”, above, were two separate legal actions commenced against third parties by the Official Committee of Unsecured Creditors and by the trustee under an indenture governing certain debt instruments issued by one of the Debtors, respectively referred to herein as the Committee Action and the Bondholder Action.

     The Liquidation Trust established the Litigation Reserve for the estimated costs of pursuing this litigation. The prosecution of these actions is complex in nature and scale and forecasting its total cost has been very difficult. No change in the Litigation Reserve was deemed necessary during the year ended September 30, 2005 based on the year-end status of the litigation. The Litigation Reserve was increased by $2.6 million and $3.0 million during the fiscal years ended September 30, 2004 and September 30, 2003, respectively. These increases arose primarily as a result of the Decision in, and appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action. Further, the initial plan for these actions did not anticipate the number and scope of discovery requests, depositions, and motions, and the various delays in scheduling and proceeding with the cases. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated, for experts in insolvency and valuation.
     Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with these increases are considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust has obtained such approval for each increase. The Liquidation Trust believes that the $0.7 million remaining balance in the Litigation Reserve as of September 30, 2005 is sufficient to cover the costs of its current litigation objectives; namely, appealing the District Court’s Summary Judgment Decision in the Committee Action, as further described in Part I, Item 3., “Legal Proceedings,” above.
3. Unimpaired claims payable
     Claims liabilities are recorded at estimated aggregate settlement amounts, which requires estimates of claims resolution results. Claims are evaluated by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement amount of each Claim based on currently available information.
     As of September 30, 2005, Unimpaired Claims payable included only three Disputed Unimpaired Claims with an estimated fair value of zero, because the Liquidation Trust expects these claims will not be paid, and Allowed but unpaid Unimpaired Claims totaling $1.3 million.
     Pursuant to the Plan, certain fees and expenses which Kmart incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2005 and September 30, 2004 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount, per the Plan, of $1.3 million.
     As of September 30, 2004, Unimpaired Claims payable was $3.0 million and consisted of Disputed Unimpaired Claims with an estimated fair value of $1.6 million and Allowed but unpaid Unimpaired Claims totaling $1.3 million. Substantially all of the $1.6 million estimated fair value of Disputed Unimpaired Claims consisted of a Claim filed by Kemper relating to certain insurance claims (the “Kemper Claim”). The estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust, subsequent to September 30, 2004, to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. The Kemper Claim was paid in full during the fiscal year ended September 30, 2005.
     If all remaining Disputed Unimpaired Claims were to be allowed at the amounts estimated by the Liquidation Trust and approved by the Bankruptcy Court for reserve purposes, net assets in liquidation would not be materially reduced.
C.     Contingencies
     Contingent assets and liabilities are valued at the Liquidation Trust’s estimated future cash flows, which require a significant number of estimates and assumptions regarding collectibility, probable outcomes, courses of action, and various other factors.

     In particular, the Liquidation Trustee, the Committee, and their respective counsel believe that continued pursuit of its appeal concerning the Committee Action may result in significant returns to the beneficiaries of the Liquidation Trust, net of any contingent fees which may be owed to Liquidation Trust counsel pursuing the Committee Action. However, the amount of any such return is not reasonably quantifiable, and therefore no asset has been recorded.
     Future increases in the Litigation Reserve are anticipated if and when the Liquidation Trust commits to pursue the Committee Action subsequent to a successful appeal. Any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.
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
III. Management’s Discussion and Analysis of Financial Information
     Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2005 and September 30, 2004 and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, and the notes thereto, which are included with this report on Form 10-K under Item 15. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.
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
     Net assets in liquidation are subject to material change when either (1) Distributions to holders of Allowed Impaired Claims are authorized, or (2) estimates of the fair value of the Liquidation Trust’s assets and/or liabilities change, including as a result of significant events in, or the resolution of, litigation pursued by the Liquidation Trust. Both the authorization of Distributions and changes in estimates are non-cash changes. These changes are shown in the Liquidation Trust’s Statements of Changes in Net Assets in Liquidation and are discussed below.
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

A.     Changes in net assets in liquidation
     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Increase/(decrease) in net assets in liquidation

Distributions authorized	$(7,306)	$(12,732)	$(17,439)
Committee action settlement	7,000	—	—
Fleet loss contingency accrual	(3,500)	—	—
Increase in estimated fair value of preference receivables, net	521	3,639	6,830
Decrease in estimated fair value of unimpaired and convenience claims payable	23	6,020	2,080
Increase in estimated costs of liquidation
Wind-down reserve	(124)	(1,673)	(906)
Litigation reserve	—	(2,600)	(3,000)
Interest income	634	287	482
Other increases	1,175	925	2,347

Net decrease in net assets in liquidation	$(1,577)	$(6,134)	$(9,606)

I. Distributions authorized
     During August 2002, the Bankruptcy Court authorized the Liquidation Trust to make an initial Distribution to holders of Beneficial Interests (i.e., holders of Allowed Impaired Claims) of 4.515% of the Allowed amount of Impaired Claims (the “Initial Distribution”).
     During June 2003, the Liquidation Trust authorized a second interim Distribution of 2.058% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution for holders of $674.5 million of Allowed Impaired Claims, as well the previously authorized 4.515% Initial Distribution payable to holders of $78.7 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2003.
     During September 2004, the Liquidation Trust authorized a third interim Distribution of 1.527% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2004 totaled $12.7 million, primarily representing the third interim Distribution for holders of $704.0 million of Allowed Impaired Claims, as well the Initial and second interim Distributions, totaling 6.573%, payable to holders of $29.5 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2004.
     During April 2005, the Liquidation Trust authorized a fourth interim Distribution of 1.0% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2005 totaled $7.3 million, primarily representing the fourth interim Distribution for holders of $706.0 million of Allowed Impaired Claims, as well as Distributions payable at the previous cumulative rate of 8.1% to holders of $2.0 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2005.
     As of September 30, 2005, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $64.4 million. No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.

     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve Claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation.
2. Committee Action settlement
     On September 7, 2005, the Liquidation Trust approved a settlement agreement between the Liquidation Trustee and the Officer and Director Defendants in the Committee Action. In accordance with the procedures set forth in the Plan, approval of the settlement agreement has been obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust 45 days after its approval of the settlement, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
3. Fleet loss contingency accrual
     During the year ended September 30, 2005, as a result of an adverse Court of Appeals decision in the Bondholder Action (discussed in Part I, Item 3., “Legal Proceedings,” above) and taking into account the terms of the Fleet Stipulation, the Liquidation Trust recorded the Fleet loss contingency accrual as a decrease in net assets in liquidation of $3.5 million. The basis for this accrual is discussed in detail in “Critical Accounting Policies and Estimates,” above.
4. Estimated fair value of preference receivables
     The Liquidation Trust has pursued a number of actions against former creditors of the Debtors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings (the “Preference Receivables”). The value of Preference Receivables is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel. As of September 30, 2005 and September 30, 2004, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $0.9 million and $3.1 million, respectively.
     The following table summarizes the significant sources of changes in estimated fair value of Preference Receivables for the periods as indicated:
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Basis of change
Trial judgment awarded	$450	$—	$—
Aggregated cases estimate and other	71	(111)	5,030
Case-by-case estimate for certain large cases	—	3,750	1,800

Net increase in fair value	$521	$3,639	$6,830

     During the fiscal year ended September 30, 2005, the Liquidation Trust increased its estimate of the net fair value of its preference cases by $0.5 million, primarily based on the only significant remaining case, in which the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During the fiscal year ended September 30, 2004, the Liquidation Trust increased its estimate of the net fair value of its preference cases by $3.6 million, based on recent settlements and partially offset by the Liquidation Trust’s increased costs of collections related to the final, most complicated and heavily litigated cases. During the fiscal year ended September 30, 2003, based primarily on the Liquidation Trust’s collections experience to date, which was favorable compared to the previous estimated aggregate collections factor applied to the majority of the preference cases to estimate their ultimate aggregate value, the Liquidation Trust increased the estimated fair value of its preference cases by $6.8 million.

     The ultimate outcome of each preference action, especially the larger, and by their very nature, more complicated cases, is unpredictable until long after the case has been filed, and until a considerable amount of research has occurred, specific underlying facts have been determined, and analysis has been completed. Therefore, the Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. Subsequently, each of these cases was settled, resulting in increases in estimates (which are included in the changes in estimate totals cited in the previous paragraph) of $3.8 million and $1.8 million during the fiscal years ended September 30, 2004 and September 30, 2003, respectively. No such change occurred during the fiscal year ended September 30, 2005 because all such cases were settled previously.
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
5. Estimated fair value of claims payable
     The following table summarizes the activity, for the fiscal periods as indicated, which reduced Unimpaired Claims payable (and the insignificant Convenience Claims payable) from $15.5 million as of September 30, 2002 to the balance of $1.3 million as of September 30, 2005:
($ in thousands)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Balance at beginning of year	$2,970	$11,066	$15,469
Unimpaired claims paid	(1,010)	(886)	(2,323)
Receivables from Kemper offset	(600)	(1,190)	—
Changes in estimate	(23)	(6.020)	(2,080)

Balance at end of year	$1,337	$2,970	$11,066

Number of disputed unimpaired claims remaining at the end of each year	3	9	22

     As a result of the ongoing Claims resolution process, fewer Disputed Unimpaired Claims remain as of each successive valuation date, and the Liquidation Trust becomes more familiar with the validity and estimated value of each remaining Disputed Unimpaired Claim. Thus, changes in estimate during the year ended September 30, 2005 were insignificant. Further, changes in estimate during the fiscal year ended September 30, 2004 related almost exclusively to the Kemper Claim, as opposed to the significant number of Claims revalued during the fiscal year ended September 30, 2003.
     Substantially all of the $1.6 million decrease in Unimpaired Claims payable from September 30, 2004 to September 30, 2005 resulted from a net payment of $1.0 million made to Kemper, representing the final settlement of its $1.6 million secured Claim, offset by the $0.6 million settlement of the Liquidation Trust’s claims against Kemper in the Kemper Complaint.

     The total decrease of $8.1 million in Unimpaired Claims payable from September 30, 2003 to September 30, 2004 primarily resulted from (a) Claims payments of $0.9 million, (b) application of a $1.2 million receivable from Kemper, which Kemper applied against the Insurance Claims, and (c) a $6.0 million decrease in the estimated fair value of Unimpaired Claims payable, primarily for the Kemper Claim. The change in estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. The letter of credit held by Kemper, $8.6 million as of September 30, 2004, previously represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses.
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
6. Estimated costs of liquidation
     The estimated costs of liquidation consist of the Wind-down Reserve and the Litigation Reserve, representing the projected costs of operating the Liquidation Trust through its termination.
     As of October 26, 2001 (Effective Date), substantially all of the operations of the Liquidation Trust were assumed to be completed by early 2003. Subsequently, however, based on the pace and status of Claims resolution, asset liquidations, litigation, and Distributions, the estimated termination of the Liquidation Trust’s operations has been extended through 2006. Substantially all of the day-to-day operations of the Liquidation Trust were terminated prior to September 30, 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the end of 2006. These final items include resolution of the remaining 21 Disputed Claims and all litigation, a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. Accordingly, the estimated costs of liquidation have been increased as follows:
a. Wind-down Reserve
     Based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended, the remaining Wind-down Reserve was increased by $0.1 million during the fiscal year ended September 30, 2005 as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, generally offset by slower spending than planned. The reserve was increased by $1.7 million during the fiscal year ended September 30, 2004, in part because, during that period, certain key trial dates were scheduled for 2005. The reserve was previously increased by $0.9 million during the fiscal year ended September 30, 2003, as a result of the extension of the expected termination of the Liquidation Trust into 2004.
b. Litigation Reserve
     The Litigation Reserve was established to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action. See Part I, Item 3., “Legal Proceedings,” above, for the status of these actions. During the fiscal year ended September 30, 2005, no increase in the Litigation Reserve was required for the current litigation objective; namely, appealing the District Court’s Summary Judgment Decision and related judgment in the Committee Action. The Litigation Reserve was increased by $2.6 million during the fiscal year ended September 30, 2004, based on estimated future expenses with respect to the appeal of the Bondholder Action Decision and the trial of the Committee Action. In comparison, the Litigation Reserve was increased by $3.0 million during fiscal year ended September 30, 2003, based primarily on a higher than planned level of activity and duration in connection with the Committee Action.

7. Other increases
a. Interest income
     The Liquidation Trust’s cash investments yielded interest income, increasing net assets in liquidation, of $0.6 million, $0.3 million and $0.5 million during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively. The increase in interest income between the fiscal years ended September 30, 2005 and September 30, 2004 resulted primarily from significant increases in interest rates. The decrease in interest income between the fiscal years ended September 30, 2004 and September 30, 2003 resulted from substantial decreases in total cash available for investment, primarily as a result of Claims payments and Distributions, as well as a general decrease in interest rates.
b. Other
     Realization of other miscellaneous assets in excess of their previously estimated net fair value, if any, increased net assets in liquidation by $1.2 million, $0.9 million and $2.3 million during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively. Each of these increases in estimated net fair value is primarily due to one specific item during each of the fiscal periods. During the fiscal year ended September 30, 2005, the Liquidation Trust reached and recorded a $0.6 million settlement in the Kemper Complaint, collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim. During the fiscal year ended September 30, 2004, the Liquidation Trust reached, recorded and collected a $0.7 million settlement in litigation against a former insurance broker of the Debtors. No value had been assigned to these matters prior to settlement of the associated litigation. During the fiscal year ended September 30, 2003, the Liquidation Trust received $2.0 million as proceeds of the liquidation of the Debtor’s former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values (the “COLI Distribution”). The Debtors were entitled to the COLI Distribution solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust.

B. Cash receipts and disbursements
     The following table summarizes cash receipts and disbursements for the periods as indicated:
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Cash receipts
Preference collections, before costs of recovery	$3,973	$8,242	$13,345
Other	732	1,079	3,338
Interest income	634	287	482

Total receipts	5,339	9,608	17,165

Cash disbursements
Legal and professional fees
Litigation	1,654	2,676	3,919
Preference recoveries	1,172	1,797	2,414
Trust operations	615	1,571	1,699
Operating expenses	1,591	1,735	2,331
Claims payments	1,010	886	2,323
Reissued/(voided) claims checks, net	(219)	235	(346)
Distributions paid	7,242	13,170	20,629

Total disbursements	13,065	22,070	32,969

Net decrease in cash and cash equivalents	$(7,726)	$(12,462)	$(15,804)

1. Cash receipts
     Preference collections have been ongoing since approximately 1,800 preference actions were filed in mid-2001. By September 30, 2003, more than two years after the filing of the actions, the majority of the cases had been settled. The remaining cases were both more difficult and slower to settle, with many cases settled only as trial dates, which were first scheduled by the Bankruptcy Court during 2004, approached. As a result of the declining number of open preference cases, preference collections during each subsequent fiscal year declined substantially.
     Other cash receipts during the fiscal year ended September 30, 2003 were also higher than during the fiscal years ended September 30, 2004 and September 30, 2005, primarily because of the $2.0 million COLI Distribution. In addition, the Liquidation Trust collected $1.0 million with respect to various receivables and other assets during the fiscal year ended September 30, 2003, as compared to fewer collections of such items during the subsequent fiscal years. During the fiscal years ended September 30, 2004 and September 30, 2005, the most substantial non-preference receipts were settlement proceeds of $0.7 million and an additional COLI Distribution of $0.4 million, respectively. Interest income depended primarily on prevailing interest rates and the cash available for investment.

2.  Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.
a. Litigation fees
     Litigation fees decreased by $1.0 million from the fiscal year ended September 30, 2004 to the fiscal year ended September 30, 2005, and by $1.2 million from the fiscal year ended September 30, 2003 to the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2005, the Liquidation Trust contested numerous summary judgment motions and pursued settlements in the Committee Action and the appeals in the Bondholder Action, but no trial was held. During the fiscal year ended September 30, 2004, the Liquidation Trust was actively pursuing the Bondholder Action through trial and the initial appeal, while continuing preparation for the Committee Action trial, originally scheduled for January 2004. During the fiscal year ended September 30, 2003, however, pre-trial preparation for both the Bondholder Action and the Committee Action, particularly extensive depositions and research by experts in key matters, resulted in substantially higher litigation costs.
b. Preference recovery fees
     The following table details preference collections and the associated fees and expenses for the periods as indicated:
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Preference collections
Subject to contingent collection fees	$3,798	$4,492	$10,621
Other	175	3,750	2,724

Total preference collections	$3,973	$8,242	$13,345

Preference recovery fees
Contingent collection fees	$858	$1,341	$2,335
Expenses and expert fees	314	456	79

Total preference recovery fees	$1,172	$1,797	$2,414

     Preference recovery fees were not comparable, as a percentage of total preference collections, from year to year, in part because settlements in certain large cases were not subject to contingent preference recovery fees, and in part because of significant differences in the size of the specific cases settled and collected. The collection fees payable to the Liquidation Trust’s preference collections counsel for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. For several specific large cases, preference recovery actions were pursued by general counsel for the Liquidation Trust and payment for such services, as rendered, were included in legal fees for Liquidation Trust operations, as discussed below.
     Contingent collection fees, which excluded expert fees and other expenses, were 22.6%, 29.9% and 22.0% of preference collections subject to contingent fees for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively.
     During the fiscal year ended September 30, 2005, substantially all of the $3.8 million of preference recoveries subject to contingent collection fees related to four significant cases, for which the contingent fees were therefore nearer the lower end of the rate scale. However, the Liquidation Trust also paid contingent fees of $0.3 million to its preference collections counsel with respect to additional value the Liquidation Trust received from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, which value resulted in decreased Claims payments rather than cash receipts. In addition, during the fiscal year ended September 30, 2005, the Liquidation Trust paid $0.3 million of fees for expert reports in connection with the preference litigation.
     During the fiscal year ended September 30, 2004, the $4.5 million of preference recoveries subject to contingent collection fees were collected from over 100 different vendors; therefore, the contingent fees for each such smaller case were near the higher end of the rate scale, significantly higher than for the large cases settled during the fiscal year ended September 30, 2005. In addition, during the fiscal year ended September 30, 2004, the Liquidation Trust paid $0.4 million of fees for expert reports in connection with the preference litigation.
     During the fiscal year ended September 30, 2003, the $10.6 million of preference recoveries subject to contingent collection fees were collected from over 200 vendors in settlements ranging from significant to very small. The contingent fees therefore averaged near the middle of the rate scale.
     c. Liquidation Trust operations
     Legal fees for Liquidation Trust operations have decreased as the number and type of open matters declines. During the fiscal years ended September 30, 2004 and September 30, 2003, such fees included settlement of numerous significant claims, including research and negotiation of contested personal injury claims, as well as preparation and prosecution of significant claims against certain former vendors of the Debtors, including pursuit of the Kemper Complaint and several key preference actions. Other than the Kemper Complaint, few such cases remained during the fiscal year ended September 30, 2005.
3.	Operating expenses
     Operating expenses during the fiscal year ended September 30, 2005 were substantially comparable to those during the fiscal year ended September 30, 2004. Although the Liquidation Trust terminated all full-time employment during June 2005, the change to part-time status also resulted in severance paid to the affected employees. The resulting net increase in payroll was more than offset by decreases in occupancy costs as a result of the Liquidation Trust’s June 2004 relocation to much smaller office space and a decrease in insurance costs based on a reduction in the Liquidation Trust’s ongoing insurance requirements. Operating expenses during the fiscal year ended September 30, 2004 decreased by $0.6 million from the fiscal year ended September 30, 2003, primarily due to staff reductions effected during the fiscal year ended September 30, 2003.
4.	Claims payments
     During the fiscal year ended September 30, 2005, only one significant Unimpaired Claim was paid, settling the Kemper Claim for a net payment of $1.0 million made to Kemper, representing the final settlement of its $1.6 million secured Claim, offset by the $0.6 million settlement of the Liquidation Trust’s claims against Kemper in the Kemper Complaint, as compared to the $0.9 million of Unimpaired Claims payments made to several holders of newly Allowed Unimpaired Claims during the fiscal year ended September 30, 2004. Payments of Unimpaired Claims were significantly lower during the fiscal years ended September 30, 2005 and September 30, 2004 than during the fiscal year ended September 30, 2003 because nearly all significant Unimpaired Claims, other than the Kemper Claim, had been settled and paid by September 30, 2003.
5.	Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. As a result of the Distributions authorized, as described above, the fourth interim Distribution was paid during May 2005 at a rate of 1.0%, the third interim Distribution was paid during September 2004 at a rate of 1.527%, the second interim

Distribution was paid during June 2003 at a rate of 2.058%, and the Initial Distribution was paid during August 2002 at a rate of 4.515%. As also described above, Impaired Claims newly allowed during each period became eligible for payment at the then cumulative Distribution rate.
C. Cash and selected contingency and other reserves
1.	Cash and cash equivalents
     The Liquidation Trust’s cash and cash equivalents balance decreased by $7.7 million, from $34.4 million as of September 30, 2004, to $26.6 million as of September 30, 2005. The decrease resulted primarily from Distributions to holders of Beneficial Interests and cash disbursements associated with the costs of liquidation, partially offset by cash receipts, primarily from preference recovery actions.
     The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved, (c) Restricted or (d) Other. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.
     a. Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.1 million as of September 30, 2005 was based primarily on the cumulative Distribution rate of 9.1%, for $31.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $3.4 million as of September 30, 2004 was based primarily on the cumulative Distribution rate of 8.1%, for $39.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     b. Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash increased by $0.7 million from September 30, 2004 to September 30, 2005, to a balance of $22.2 million, primarily as a result of the newly established $4.0 million litigation appeals provision, offset by net decreases in various liability reserves, primarily the Wind-down Reserve and the Litigation Reserve.
     c. As of September 30, 2004, Restricted Cash of $9.3 million related primarily to the Secured Claim asserted by Kemper. Kemper held an irrevocable cash-collateralized letter of credit with a balance of $8.6 million as of September 30, 2004 to secure payment of certain Insurance Claims. During the fiscal year ended September 30, 2005, Kemper and the Liquidation Trust reached an agreement to settle the Insurance Claims; accordingly, the settlement was paid, the letter of credit released and the remaining cash collateral returned to the Liquidation Trust. Additionally, during the fiscal year ended September 30, 2005, $0.3 million of cash held in an escrow account, and previously included in Restricted Cash, was released in accordance with the terms of the escrow.
2.	Significant contingency reserves
     The estimated amounts of the operating expenses of the Liquidation Trust, estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and the Fleet loss contingency accrual are recorded as liabilities in the Statements of Net Assets in Liquidation. Certain other reserves represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net

Assets in Liquidation. These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation. Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests. Significant contingency reserves include the Fleet Reserve, the Excess Disputed Unimpaired Claims Reserve, and the Impaired Claims Reserve, as follows:
     a. Fleet Reserve
     The Liquidation Trust maintains the Fleet Reserve in the aggregate amount of $11.0 million, pursuant to a stipulation with Fleet, for certain claims related to the Bondholder Action and/or the Committee Action which Fleet may assert. The Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in these Actions, should ultimately prevail. The Fleet loss contingency accrual, totaling $3.5 million of the $11.0 million Fleet reserve, has been recorded as a liability as a result of an adverse Court of Appeals decision in the Bondholder Action, as explained above. Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remains classified as a contingency reserve as of September 30, 2005 because the Liquidation Trust has appealed the adverse Summary Judgment Decision and related judgment in the Committee Action and does not consider Fleet likely to ultimately prevail in this Action.
     b. Excess Disputed Unimpaired Claims Reserves
     The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the “Claims Reserves”). The Excess Disputed Unimpaired Claims Reserve balance of $0.3 million as of September 30, 2005 and September 30, 2004 represented the reserved value of Disputed Unimpaired Claims in excess of the amount the Liquidation Trust expected to pay with respect to such Claims.
     c. Impaired Claims Reserve
     The Liquidation Trust also maintains the Impaired Claims Reserve, which totaled $2.8 million as of September 30, 2005 and $3.2 million as of September 30, 2004 at the then current cumulative Distribution rates. The Impaired Claims Reserve represents an equity interest in the net assets, if any, after payment of all Liquidation Trust liabilities, for the benefit of holders of Impaired Claims which remain disputed. The decrease in the Impaired Claims Reserve from September 30, 2004 to September 30, 2005 reflects the decrease in the value of Disputed Impaired Claims, partially offset by the increase in the cumulative Distribution rate to 9.1% from 8.1%.
     As of September 30, 2005 and September 30, 2004, the asserted value of Disputed Impaired Claims was $55.2 million and $64.1 million, respectively. During the fiscal year ended September 30, 2005, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $8.9 million primarily by arranging for the waiver of Impaired Claims in conjunction with a number of preference recovery settlements.
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
     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2005.
     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.
     The remaining responsibilities of the Liquidation Trust no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees. Consequently, in conjunction with the termination of most of the day-to-day activities of the Liquidation Trust, all employees, including the Liquidation Trustee, were released from full-time employment by the Liquidation Trust in June 2005. The Liquidation Trustee and one other employee are performing necessary management, accounting and reporting functions on a part-time basis, with periodic assistance from other former employees. While the Liquidation Trustee believes that these individuals will consistently make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue. As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers
     Conrad F. Hocking, the Liquidation Trustee, age 52, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust. In May of 2000, Mr. Hocking was appointed as Chief Executive Officer and Chief Financial Officer of Hechinger. Prior thereto, Mr. Hocking served as Chief Financial Officer commencing in October of 1999. Immediately prior to the time of Hechinger’s Chapter 11 bankruptcy filing, in June of 1999, Mr. Hocking was named Vice President — Finance and Acting Chief Financial Officer, after previously serving as Director — Planning and Analysis. Mr. Hocking holds a Bachelor of Science degree from George Mason University. Mr. Hocking’s principal business address is 405 East Gude Drive, Suite 206, Rockville, Maryland 20850.
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
     The Liquidation Trustee and all Liquidation Trust employees have executed the Liquidation Trust Code of Ethics.

Item 11. Executive Compensation
     The Liquidation Trustee is currently employed on a part-time basis. Until June 2005, he was employed on a full-time basis and paid an annual salary of $343,600. As of June 2005, the Liquidation Trustee determined that his services were required solely on a part-time basis, at which time, pursuant to the Liquidation Trust Agreement, his compensation was fixed at the rate of $190 per hour. During the fiscal year ended September 30, 2005, salary payments to the Liquidation Trustee totaled $289,082. The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits. The Liquidation Trustee is reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the fiscal year ended September 30, 2005, reimbursements for such expenses, which are subject to Committee review, totaled $20,025, primarily for travel related to litigation and for supplies purchased for the Liquidation Trust’s office.
     In addition, the Liquidation Trustee was irrevocably entitled to a severance payment in the fixed amount of $278,087 pursuant to a retention program approved by the Bankruptcy Court by order dated September 10, 1999 and pursuant to the Liquidation Trust Agreement, to be paid upon the earliest of (i) his resignation as Liquidation Trustee, (ii) termination of his appointment or removal as Liquidation Trustee, or (iii) reduction of his duties as Liquidation Trustee to a part-time basis of less than forty hours per week. Upon commencement of his part-time duties in June 2005, this $278,087 severance payment was made to the Liquidation Trustee, for total compensation of $567,169 paid to the Liquidation Trustee during the fiscal year ended September 30, 2005.
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
Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accounting Fees and Services
     Fees paid to the Liquidation Trust’s principal accounting firm during the periods as indicated were:
     ($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Audit services	$57	$47	$53
Tax services	8	21	—

Total	$65	$68	$53

     The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable. Tax services performed for the Liquidation Trust relate to preparation of the Liquidation Trust’s tax returns.

Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

Financial Statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003
2.	Financial Statement Schedules

Financial statement schedules are either not applicable or the required information has been provided in the financial statements or the notes thereto, filed herewith under Item 15.

3.	Exhibits

The following exhibits are filed with this Form 10-K:

Exhibit
No.	Note	Description
2.1	(1)	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1	(1)	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1	(2)	Code of Ethics.

23.1	(3)	Consent of Independent Registered Public Accounting Firm.

31.1	(3)	Certification by Liquidation Trustee.

32.1	(3)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(4)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(3)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(3)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

(3)	Filed herewith.

(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST
Date: December 21, 2005	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

Index to Financial Statements
Hechinger Liquidation Trust
Financial Statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003

Report of Independent Registered Public Accounting Firm
We have audited the Statements of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust”) as of September 30, 2005 and September 30, 2004 and the related Statements of Changes in Net Assets in Liquidation and Statements of Cash Receipts and Disbursements for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003. The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We were unable to confirm preference receivables aggregating $0.869 million as of September 30, 2005 and $3.149 million as of September 30, 2004 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.
As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.
In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2005 and September 30, 2004 and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, in conformity with U. S. generally accepted accounting principles, applied on the basis described in the preceding paragraph.
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

/s/ Kaiser, Scherer & Schlegel, PLLC
McLean, Virginia
December 19, 2005

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2005	September 30, 2004
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$3,054	$3,388
Reserved	22,206	21,471
Restricted	—	9,312
Other	1,389	204

Total cash and cash equivalents	26,649	34,375

Committee action settlement receivable	7,000	—
Preference receivables (net of costs of recovery of $152 and $1,029, respectively)	869	3,149
Other assets	3	160

Total assets	34.521	37,684

Liabilities
Unimpaired and convenience claims payable	1,337	2,970
Uncashed claims checks	361	142
Distributions payable	292	228
Estimated costs of liquidation
Wind-down reserve	1,436	3,518
Litigation reserve	730	2,384
Fleet loss contingency accrual	3,500	—

Total liabilities	7,656	9,242

Net Assets in Liquidation	$26,865	$28,442

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Increase/(decrease) in Net Assets in Liquidation
Committee action settlement	$7,000	$—	$—
Fleet loss contingency accrual	(3,500)	—	—
Increase in estimated fair value of preference receivables, net	521	3,639	6,830
Decrease in estimated fair value of unimpaired and convenience claims payable	23	6,020	2,080
Increase in estimated costs of liquidation
Wind-down reserve	(124)	(1,673)	(906)
Litigation reserve	—	(2,600)	(3,000)
Interest income	634	287	482
Other increases	1,175	925	2,347

Net increase in Net Assets in Liquidation before distributions authorized	5,729	6,598	7,833

Distributions authorized	(7,306)	(12,732)	(17,439)

Net decrease in Net Assets in Liquidation after distributions authorized	(1,577)	(6,134)	(9,606)

Net Assets in Liquidation at beginning of year	28,442	34,576	44,182

Net Assets in Liquidation at end of year	$26,865	$28,442	$34,576

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2003
Cash receipts
Preference collections, before costs of recovery	$3,973	$8,242	$13,345
Other receipts	732	1,079	3,338
Interest income	634	287	482

Total cash receipts	5,339	9,608	17,165

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	1,654	2,676	3,919
Preference recoveries	1,172	1,797	2,414
Liquidation Trust operations	615	1,571	1,699
Operating expenses	1,591	1,735	2,331
Unimpaired and convenience claims	1,010	886	2,323
Reissued/(voided) claims checks, net	(219)	235	(346)

Total cash disbursements	5,823	8,900	12,340

(Decrease)/increase in cash and cash equivalents before distributions paid	(484)	708	4,825

Distributions paid	(7,242)	(13,170)	(20,629)

Decrease in cash and cash equivalents	(7,726)	(12,462)	(15,804)

Cash and cash equivalents at beginning of year	34,375	46,837	62,641

Cash and cash equivalents at end of year	$26,649	$34,375	$46,837

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
     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2006, unless the Bankruptcy Court approves a further extension of the term in addition to the extension from October 26, 2005 to October 26, 2006 approved in October 2005.
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
     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 12). Through September 30, 2005, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 9.1% of the Allowed amount of the Impaired Claims, and established a reserve of 9.1% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

Basis of Presentation
     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability. In addition, liabilities include loss contingency accruals for losses considered probable and estimable. The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities, including changes resulting from significant events in, or the resolution of, litigation pursued by the Liquidation Trust. The Liquidation Trust’s fiscal year ends on September 30.
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

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated solely to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions (see Notes 8 and 11).
     Available Cash consists of:
     ($ in thousands)

	As of	As of
	September 30, 2005	September 30, 2004
Distributions payable	$292	$228
Reserve for remaining disputed impaired claims at 9.1% and 8.1%, respectively	2,762	3,160

Total available cash	$3,054	$3,388

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
     Restricted Cash consisted of cash held as collateral for a letter of credit (see Note 6) and cash held in an escrow account, each released prior to September 30, 2005.
     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.
4. Committee Action Settlement Receivable
     The Liquidation Trust has been pursuing an adversary proceeding known as the “Committee Action” against certain former officers and directors of Hechinger Company (the “Office and Director Defendants”), certain former lenders of the Debtors, and others (see Note 13).
     On September 7, 2005, the Liquidation Trust approved a settlement agreement between the Liquidation Trustee and the Officer and Director Defendants with respect to the Committee Action. In accordance with the procedures set forth in the Plan, approval of the settlement agreement was obtained from a committee that represents the interests of the beneficiaries of the Liquidation Trust (the “Committee”). Pursuant to the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust subsequent to year-end, and the Liquidation Trust has dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
5. Preference Receivables
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
     The recoverable preferential payments (the “Preference Receivables”) are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. As of September 30, 2005, preference receivables consisted mainly of one remaining significant action. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. Although the defendant has appealed the decision and award, the Liquidation Trust believes that ultimate collection of the full award is likely. In addition, the

Liquidation Trust was continuing to make collections efforts on recently settled cases and certain default judgments issued. As of September 30, 2004, the Liquidation Trust was actively pursuing ten remaining actions seeking to recover preferential transfers, as well as making collections efforts on recently settled cases and numerous default judgments issued. The estimated fair value of the Preference Receivables as of September 30, 2004 was based on the Liquidation Trust’s preference collections experience and that of its preference collections counsel, significant settlements achieved subsequent to year-end, and a review of the outstanding preference litigation actions being prosecuted by the Liquidation Trust.
     During the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively, the Liquidation Trust collected $4.0 million, $8.2 million and $13.3 million in preference recoveries, and paid $1.2 million, $1.8 million and $2.4 million in fees and expenses associated with such recoveries. In addition to the cash preference recoveries, substantial amounts of valid Unimpaired and Impaired Claims have been waived as part of comprehensive settlements in preference recovery actions (see Notes 6 and 12).
     The estimated net fair value of Preference Receivables was increased by $0.5 million, $3.6 million and $6.8 million during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively, as a result of settlements and collections each year in excess of originally estimated amounts.
     The fair value of Preference Receivables is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.
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
     Unimpaired and Convenience Claims payable consists of:

($ in thousands)	As of	As of
	September 30, 2005	September 30, 2004
Allowed unimpaired claims	$1,335	$1,339

Estimated fair value of disputed unimpaired claims
Kemper claim, net	—	1,600
Other disputed unimpaired claims	—	29

Total estimated fair value of disputed unimpaired claims	—	1,629

Convenience claims	2	2

Total unimpaired and convenience claims payable	$1,337	$2,970

Reserved or restricted value of disputed unimpaired claims
Kemper claim (restricted amount)	$—	$8,603
Other disputed unimpaired claims (reserved amount)	300	339

Total	$300	$8,942

Number of disputed unimpaired claims	3	9

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2005 and September 30, 2004 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

     A secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”) was resolved during the course of the year ended September 30, 2005. The settlement included a net payment to Kemper of $1.0 million, representing the $1.6 million final settlement of its secured Claim, offset by the $0.6 million settlement of the Liquidation Trust’s claims against Kemper (see Note 14), and Kemper’s release to the Liquidation Trust of the balance of the cash-collateralized letter of credit securing its claim.
     The total decrease of $8.1 million in Unimpaired Claims payable from September 30, 2003 to September 30, 2004 primarily resulted from (a) Claims payments of $0.9 million, (b) application of a $1.2 million receivable from Kemper, which Kemper applied against the Insurance Claims, and (c) a $6.0 million decrease in the estimated fair value of Unimpaired Claims payable, primarily for the Kemper Claim. The change in estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. The letter of credit held by Kemper, $8.6 million as of September 30, 2004, previously represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses.
     During the fiscal year ended September 30, 2003, the Liquidation Trust paid out $2.3 million to holders of Allowed Unimpaired Claims, and decreased its estimate of the aggregate settlement amounts of the remaining Claims by $2.1 million. The majority of the decrease in estimate related to otherwise valid Unimpaired Claims which were waived as part of comprehensive settlements in preference recovery actions.
     The reserved amount for Disputed Unimpaired Claims (the “Excess Disputed Unimpaired Claims Reserve”) is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes. Secured Claims were, in effect, reserved for by the restrictions on the related collateral. The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of September 30, 2005 and September 30, 2004. The Liquidation Trust believes that the likelihood of paying any of the Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of September 30, 2005.
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

8. Distributions Payable
     Distributions payable represents the amount of authorized Distributions which the Liquidation Trust has been unable to pay to holders of Allowed Impaired Claims. A number of holders of such Allowed Claims, while otherwise eligible for Distributions, have either not yet provided all information necessary for payment; were subject to an offsetting claim by the Liquidation Trust which had not yet been resolved; or, because they had not cashed a previous Distribution check, were not paid any subsequent Distributions. Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.
9. Estimated Costs of Liquidation
     The Wind-down Reserve and the Litigation Reserve together constitute the estimated costs of liquidation in the accompanying Statements of Net Assets in Liquidation.
     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). The amounts included in the Wind-down Reserve represent the projected costs of operating the Liquidation Trust through its expected termination. These costs, which include professional fees, insurance and personnel, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing Claims resolution and litigation), the anticipated termination date of the Liquidation Trust and other matters.
     Substantially all of the day-to-day operations of the Liquidation Trust were terminated prior to September 30, 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the end of 2006. These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.
     The Wind-down Reserve was increased by a total of $0.l million, $1.7 million and $0.9 million during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively, based on revised forecasts of operational requirements prior to the expected termination of the Liquidation Trust, as extended from time to time. Expenses paid from the Wind-down Reserve during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 totaled $2.2 million, $3.3 million and $4.0 million, respectively.
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). See Note 13 for a discussion of the status of each of these actions.
     The Litigation Reserve is periodically adjusted based on updated estimates of the aggregate litigation expenses of the Liquidation Trust for these actions. No adjustment was deemed necessary during the year ended September 30, 2005 based on the year-end status of the litigation. As a result of the decision in, and appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action, the estimated Litigation Reserve was increased by $2.6 million and $3.0 million during the fiscal years ended September 30, 2004 and September 30, 2003, respectively. Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with these increases are considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust has obtained such approval for each increase. Litigation expenditures during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 totaled $1.7 million, $2.7 million and $3.9 million, respectively.

     The fair value of estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
     During the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, the Liquidation Trust incurred rent expense of $0.1 million, $0.1 million and $0.2 million, respectively, all under short-term leases.
10. Fleet Loss Contingency Accrual
     The Fleet loss contingency accrual represents the Liquidation Trust’s best estimate of the loss it may incur as a result of Fleet Retail Finance Inc. (“Fleet”), one of the defendants in the Bondholder Action, prevailing against the Liquidation Trust in this action. The $3.5 million accrual was recorded as a result of a court decision adverse to the Liquidation Trust in the Bondholder Action, and based on certain terms of a stipulated order between Fleet and the Liquidation Trust which established the Fleet Reserve (the “Fleet Stipulation”), all as discussed in Notes 11 and 13, below. The provision of a loss contingency accrual does not indicate that a liability has definitely been incurred; rather, in accordance with SFAS No. 5, “Accounting for Contingencies”, that it is probable that a liability has been incurred and the liability is reasonably estimable. Any ultimate liability to Fleet related to this accrual would be governed by the terms of the Fleet Stipulation.
     The fair value of loss contingencies is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
11. Bankruptcy Reserves Required
     Pursuant to the terms of the Plan, the Liquidation Trust is required to establish and maintain various reserves intended, among other things, to assure that Claims are paid in accordance with the funding priorities established in the Plan, to administer the Plan and the Liquidation Trust, and to wind down the affairs of the Debtors. Reserves which represent liabilities that would be recorded using the liquidation basis of accounting in accordance with generally accepted accounting principles (the “Liability Reserves”) are reflected as such in the accompanying Statements of Net Assets in Liquidation. Such Liability Reserves include the Fleet loss contingency accrual, the Wind-down Reserve and the Litigation Reserve.
     Certain other reserves relate to contingencies which are not deemed probable of actual payment (the “Contingency Reserves”) and therefore are not included as liabilities in the Statements of Net Assets in Liquidation. Such Contingency Reserves include the Excess Disputed Unimpaired Claims Reserve; a minimum reserve to assure adequate liquidity; and other reserves held pending resolution of certain matters in dispute.

     Reserves, other than those funded by Restricted Cash, or included in Available Cash, consist of:
($ in thousands)

	As of	As of
	September 30, 2005	September 30, 2004
Liability reserves
Fleet loss contingency accrual	$3,500	$—
Wind-down (net of related escrow of $0 and $278, respectively)	1,436	3,240
Litigation	730	2,384
Unimpaired and convenience claims (excluding secured claims (see Note 6))	1,337	1,370
Uncashed claims checks	361	142

Total liability reserves	7,364	7,136

Contingency reserves
Fleet	7,500	11,000
Litigation appeals provision	4,000	—
Excess disputed unimpaired claims	300	309
Preference settlement claims	42	26
Minimum reserve	3,000	3,000

Total contingency reserves	14,842	14,335

Total reserves	$22,206	$21,471

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
     Taking into account certain terms of the Fleet Stipulation, as well as a court decision adverse to the Liquidation Trust in the Bondholder Action (discussed in Note 13, below), during the year ended September 30, 2005, the Liquidation Trust recorded a decrease in net assets in liquidation as a loss contingency accrual of $3.5 million. Accordingly, $3.5 million of the Fleet Reserve was transferred from contingency reserves to a liability designated as the Fleet loss contingency accrual (see Note 10). Consistent with its assessment of the probability of a loss in accordance with SFAS No. 5, the Liquidation Trust has accrued no liability from the remaining $7.5 million balance of the Fleet Reserve in connection with Committee Action because the Liquidation Trust has filed its notice of appeal from the Summary Judgment Decision and related judgment with the Court of Appeals, and does not consider Fleet likely to ultimately prevail in this action.
     The litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action. The Liquidation Trustee designated this contingency reserve after concluding that future cash receipts of the Liquidation Trust might not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action required will necessitate additional funding of the Litigation Reserve.
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
     The Liquidation Trust’s estimate of Impaired Claims consists of:
($ in thousands )

	As of	As of
	September 30, 2005	September 30, 2004

Allowed impaired claims	$706,043	$704,015
Estimated fair value of disputed impaired claims	13,775	20,798

Total estimated impaired claims	$719,818	$724,813

Asserted value of disputed impaired claims	$55,179	$64,068

Number of disputed impaired claims	16	47

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.
     Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2005, in the cumulative amount of 9.1% of the Allowed amount of the Impaired Claims. Distributions authorized during the fiscal year ended September 30, 2005 totaled $7.3 million, primarily representing the fourth interim Distribution of 1.0%, as well as the previously authorized Distributions of 8.1% payable to holders of the additional $2.0 million of Impaired Claims newly allowed during the year. Distributions authorized during the fiscal year ended September 30, 2004 totaled $12.7 million, primarily representing the third interim Distribution of 1.527%, as well as the previously authorized Distributions of 6.573% payable to holders of the additional $29.5 million of Impaired Claims newly allowed during the year. Distributions authorized during the fiscal year ended September 30, 2003 totaled $17.4 million, primarily representing the second interim Distribution of 2.058%, as well the initial Distribution of 4.515% payable to holders of the additional $78.7 million of Impaired Claims newly allowed during the year.
     In conjunction with the authorized Distributions, as of September 30, 2005, the Liquidation Trust held a total of $3.1 million of Available Cash for Distribution to holders of Impaired Claims, including a $2.8 million reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.3 million in Distributions payable to holders of Allowed Impaired Claims (see Note 3). A total of $64.1 million has been paid to holders of Allowed Impaired Claims through September 30, 2005. Of this total, $37.0 million was paid to holders of General Unsecured Claims Allowed at $408.7 million, and $27.1 million to holders of Senior Unsecured Claims Allowed at $206.4 million.
     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full $206.4 million amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust. Of the $27.1 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) through September 30, 2005, $8.3 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million. Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

13. Contingencies
Litigation and Other Proceedings on behalf of the Liquidation Trust
     The Liquidation Trust has pursued two major actions on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeal for the Third Circuit (the “Court of Appeals”). Both actions arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and were filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).
     The Bondholder Action and related appeals
     The complaint with respect to the first of these actions, filed in the United States Bankruptcy Court for the District of Delaware on May 26, 2000, as Adversary Proceeding No. 00-644, was styled “HSBC Bank, USA, not individually, but solely as Indenture Trustee, Plaintiff, v. BankBoston Retail Finance, Inc., individually and as agent for lenders under Credit Agreement dated as of September 26, 1991 [sic], Credit Agreement dated as of December 31, 1998, and Amended and Restated Credit Agreement dated March 18, 1999, Defendant.”
     The Bondholder Action, initially filed on behalf of the holders of the senior debt instruments of Hechinger Company, one of the Debtors, and, together with its subsidiaries, “Hechinger,” and assigned to the Liquidation Trust pursuant to the Plan, against Fleet (individually and as agent) and General Electric Credit Corporation (“GECC”), alleged that the 1997 Transactions effected a breach of the applicable indenture, and that the plaintiff was entitled to an equitable lien and equitable subordination of the Claims of the Prepetition Lenders to the Claims of the holders of the Hechinger senior debt instruments.
     In March 2004 the District Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. The Liquidation Trust appealed the Decision, and in July 2005 the Court of Appeals issued its Opinion affirming the March 2004 Decision. The Liquidation Trust’s motion for reconsideration and reversal of the Court of Appeals Opinion was denied by the Court of Appeals during August 2005, and the Liquidation Trust has determined not to pursue the action further. The Liquidation Trust may consequently incur certain claims by Fleet (see Notes 10 and 11).
     The Committee Action and related appeal
     An amended complaint with respect to the second of these actions was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”
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

     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. Subsequent to year-end, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action.
     On September 7, 2005, the Liquidation Trust approved a settlement agreement between the Liquidation Trustee and the Officer and Director Defendants with respect to the Committee Action. In accordance with the procedures set forth in the Plan, approval of the settlement agreement has been obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust 45 days after its approval of the settlement, subsequent to year-end, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on the appeal filed subsequent to year-end. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.
Litigation and Other Proceedings Against the Liquidation Trust
     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2005, a total of 21 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.
     Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.
14. Other
     During the fiscal year ended September 30, 2005, the Liquidation Trust reached a $0.6 million settlement in litigation it had been pursuing against Kemper since December 2003, collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim. In addition, the Liquidation Trust received a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values (the “COLI Distribution”). During the fiscal year ended September 30, 2004, the Liquidation Trust reached and received a settlement from a former insurance broker of the Debtors in the amount of $0.7 million. During the fiscal year ended September 30, 2003, the Liquidation Trust received $2.0 million as the initial COLI Distribution.
15. Subsequent Events
     Subsequent to year-end, the Liquidation Trust collected the $7.0 million Committee Action settlement receivable in October 2005. Therefore, subsequent to year-end, in November 2005, the Liquidation Trust authorized an additional Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, which was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution, pursuant to the Plan.

Hechinger Liquidation Trust
Index to Exhibits

Exhibit No.	Note	Description
2.1	(1)	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1	(1)	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1	(2)	Code of Ethics.

23.1	(3)	Consent of Independent Registered Public Accounting Firm.

31.1	(3)	Certification by Liquidation Trustee.

32.1	(3)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(4)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(3)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(3)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

(3)	Filed herewith.

(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.