Form 10-Q
period 2005-12-31
HECHINGER LIQUIDATION TRUST
filed 2006-02-01
CIK 1213411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 000-50160
HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑	No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	December 31, 2005	September 30, 2005
Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$3,307	$3,054
Reserved cash	21,644	22,206
Other cash	2,025	1,389

Total cash and cash equivalents	26,976	26,649

Committee action settlement receivable	—	7,000
Preference receivables (net of costs of recovery of $254 and $152, respectively)	748	869
Other assets	3	3

Total assets	27,727	34,521

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	359	361
Distributions payable	491	292
Estimated costs of liquidation
Wind-down reserve	1,027	1,436
Litigation reserve	563	730
Fleet loss contingency accrual	3,500	3,500

Total liabilities	7,277	7,656

Net Assets in Liquidation	$20,450	$26,865

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the quarter	For the quarter
	ended	ended
	December 31, 2005	December 31, 2004
Increase in Net Assets in Liquidation
(Decrease) in estimated fair value of preference receivables, net	$(31)	$—
Decrease in estimated fair value of unimpaired and convenience claims payable	—	23
Interest income	234	121
Other increases	8	13

Net increase in Net Assets in Liquidation before distributions authorized	211	157

Distributions authorized	(6,626)	(79)

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized	(6,415)	78

Net Assets in Liquidation at beginning of period	26,865	28,442

Net Assets in Liquidation at end of period	$20,450	$28,520

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

	For the quarter	For the quarter
	ended	ended
	December 31, 2005	December 31, 2004
Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	115	1,772
Interest income	234	121
Other receipts	8	49

Total cash receipts	7,357	1,942

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	167	875
Preference recoveries	26	697
Liquidation Trust operations	85	237
Operating expenses	324	508
Unimpaired and convenience claims	—	11
Reissued/(voided) claims checks, net	2	(33)

Total cash disbursements	604	2,295

Increase/(decrease) in cash and cash equivalents before distributions paid	6,753	(353)

Distributions paid	6,426	80

Increase/(decrease) in cash and cash equivalents	327	(433)

Cash and cash equivalents at beginning of period	26,649	34,375

Cash and cash equivalents at end of period	$26,976	$33,942

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements
1.	Background and Basis of Presentation
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
     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2006, unless the Bankruptcy Court approves an extension of this term.
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
     Through December 31, 2005, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).
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
     The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, and the notes thereto.
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
Cash and Cash Equivalents
     The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Liquidation Trust holds substantially all cash balances in operating and investment accounts in excess of federally insured limits. Cash is classified as: Designated as Available for Distribution to Holders of Impaired Claims, Reserved Cash and Other Cash (see Note 3).
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
     Available Cash consists of:

($ in thousands)	As of	As of
	December 31, 2005	September 30, 2005
Distributions payable	$491	$292
Reserve for remaining disputed impaired claims at 10.2911% and 9.1%, respectively	2,816	2,762

Total available cash	$3,307	$3,054

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
4. Committee Action Settlement Receivable
     The Liquidation Trust has been pursuing an adversary proceeding known as the “Committee Action” against certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”), certain former lenders of the Debtors, and others (see Note 13).
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Pursuant to the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
5. Preference Receivables
     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.7 million, net of estimated costs of recovery of $0.3 million; and $0.9 million, net of estimated costs of recovery of $0.2 million, as of December 31, 2005 and of September 30, 2005, respectively. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. Although the defendant has appealed the decision and award, the Liquidation Trust believes that ultimate collection of the full award is likely.
     Estimated costs of recovery accrued as of December 31, 2005 included contingent fees of $0.1 million payable to preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the

Liquidation Trust must pay in each subsequent Distribution. The additional contingent fees recognized during the quarter ended December 31, 2005 related to the Distribution paid during December 2005.
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
     Unimpaired and Convenience Claims payable consists of:

($ in thousands)	As of	As of
	December 31, 2005	September 30, 2005
Allowed unimpaired claims	$1,335	$1,335
Estimated fair value of disputed unimpaired claims	—	—
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of December 31, 2005 and September 30, 2005 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.
     The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of December 31, 2005 and September 30, 2005. The Liquidation Trust believes that the likelihood of paying any of the Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.
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
     Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). Substantially all of the day-to-day operations of the Liquidation Trust have been terminated; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the end of 2006. These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of December 31, 2005 and September 30, 2005 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 13).
     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
10. Fleet Loss Contingency Accrual
     The Fleet loss contingency accrual of $3.5 million represents the Liquidation Trust’s best estimate of the loss it may incur as a result of Fleet Retail Finance Inc. (“Fleet”), one of the defendants in the Bondholder Action, prevailing against the Liquidation Trust in this action. Under the terms of a stipulated order between Fleet and the Liquidation Trust which established the Fleet Reserve (the “Fleet Stipulation”), all as discussed in Notes 11 and 13, below, and subject to review by the Bankruptcy Court, Fleet may seek reimbursement of certain legal fees incurred in its defense of the Bondholder Action. The provision of a loss contingency accrual does not indicate that a liability has definitely been incurred; rather, in accordance with SFAS No. 5, “Accounting for Contingencies”, that it is probable that a liability has been incurred and the liability is reasonably estimable.
     The fair value of loss contingencies is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

11. Bankruptcy Reserves Required
     The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of	As of
	December 31, 2005	September 30, 2005
Liability reserves
Fleet loss contingency accrual	$3,500	$3,500
Wind-down	1,027	1,436
Litigation	563	730
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	359	361

Total liability reserves	6,786	7,364

Contingency reserves
Fleet	7,500	7,500
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	58	42
Minimum reserve	3,000	3,000

Total contingency reserves	14,858	14,842

Total reserves	$21,644	$22,206

     A significant portion, or all, of the contingency reserve designated as the Fleet Reserve, established in the total amount of $11.0 million pursuant to the Fleet Stipulation, is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in both such actions. On an ongoing basis, the Liquidation Trust evaluates whether estimated losses from loss contingencies with respect to the Fleet Reserve should be recorded.
     The Fleet loss contingency accrual, totaling $3.5 million of the $11.0 million Fleet Reserve, has been recorded as a liability related to the resolution of the Bondholder Action in favor of Fleet (see Notes 10 and 13). Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remains classified as a contingency reserve as of December 31, 2005 because the Liquidation Trust has filed its notice of appeal from the adverse Summary Judgment Decision and related judgment in the Committee Action and does not consider Fleet likely to ultimately prevail in this Action.
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
     The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

12. Impaired Claims
     The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	December 31, 2005	September 30, 2005

Allowed impaired claims	$706,043	$706,043
Estimated fair value of disputed impaired claims	13,775	13,775

Total estimated impaired claims	$719,818	$719,818

Asserted value of disputed impaired claims	$52,028	$55,179

Number of disputed impaired claims	15	16

     During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, which was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.
     Distributions to holders of Allowed Impaired Claims have been authorized, through December 31, 2005, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $70.5 million has been paid to holders of Allowed Impaired Claims through December 31, 2005. In conjunction with the authorized Distributions, as of December 31, 2005, the Liquidation Trust held a total of $3.3 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.8 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.5 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.
     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.
13. Contingencies
     The Bondholder Action
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
     The Committee Action
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action.

     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on the appeal filed with respect to the Committee Action. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2005 and September 30, 2005 and for the quarters ended December 31, 2005 and December 31, 2004, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, and the notes thereto.
     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the quarter ended December 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.
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
     The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2005.
II. Changes in Net Assets in Liquidation
     Net assets in liquidation are subject to material change when either (a) Distributions to holders of Allowed Impaired Claims are authorized, or (b) estimates of the fair value of the Liquidation Trust’s assets and/or liabilities change, including as a result of significant events in, or the resolution of, litigation pursued by the Liquidation Trust. Both the authorization of Distributions and changes in estimates are non-cash changes. These changes are shown in the Liquidation Trust’s Statements of Changes in Net Assets in Liquidation and are discussed below.
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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the quarter ended
	December 31, 2005		December 31, 2004
Distributions authorized		$(6,626)	$(79)
Net other increases		211	157

Net increase in net assets in liquidation	$	(6,415)	$78

A. Distributions authorized
     During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, which was paid during December 2005. Because this Distribution resulted from the $7.0 million cash proceeds of the Committee Action settlement (discussed below under “Legal Proceedings”), pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.
     No new interim Distribution was authorized during the quarter ended December 31, 2004. Distributions at the then current cumulative rate of 8.1%, totaling $0.1 million, were authorized during the quarter ended December 31, 2004 to holders of $1.0 million of Impaired Claims newly allowed during the period.
     As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.
B. Net other increases
     Net other increases consisted primarily of interest income from the Liquidation Trust’s cash and cash equivalents.

III. Cash Receipts and Disbursements
     The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the quarter ended
	December 31, 2005	December 31, 2004

Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	115	1,772
Other receipts	242	170

Total cash receipts	7,357	1,942

Cash disbursements
Legal and professional fees
Litigation	167	875
Preference recoveries	26	697
Liquidation Trust operations	85	237
Operating expenses	324	508
Claims payments	—	11
Reissued/(voided) claims checks, net	2	(33)

Total cash disbursements	604	2,295

Distributions paid	6,426	80

Increase/(decrease) in cash and cash equivalents	$327	$(433)

A. Cash receipts
     During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.
     Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the quarter ended December 31, 2005 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued. With the exception of one substantial case, in which the Bankruptcy Court awarded $1.0 million in favor of the Liquidation Trust (which decision and award has been appealed by the defendant), no preference actions remain to be litigated as of December 31, 2005. Future preference receipts, other than from this one case, are expected to be insignificant. Collections during the quarter ended December 31, 2004 were substantially higher than during the quarter ended December 31, 2005, primarily because of three substantial preference recovery actions (totaling $1.4 million in settlement value), among others, which were settled immediately prior to trial and collected during the quarter ended December 31, 2004.
     Other receipts resulted mainly from interest income.
B. Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

     The litigation fees paid for the Bondholder Action and the Committee Action during the quarter ended December 31, 2005 were significantly less than those paid during the quarter ended December 31, 2004. Fees paid during the quarter ended December 31, 2004 related to filing the Liquidation Trust’s appeal briefs in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. During the quarter ended December 31, 2005, however, fees related mainly to preparation of the initial appeal brief in the Committee Action.
     Total preference recovery fees during the quarter ended December 31, 2005 were not comparable, as a percentage of preference collections, to such fees during the quarter ended December 31, 2004. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. The costs incurred during the quarter ended December 31, 2004 included $0.2 million of fees for expert reports in connection with preference litigation. In addition, during the quarter ended December 31, 2004, the Liquidation Trust paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. The additional contingent fees paid during the quarter ended December 31, 2004 related to the Distribution paid during September 2004.
     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Bondholder Action and the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. The higher fees for Liquidation Trust operations during the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2005 resulted primarily from legal fees associated with settlement of claims against the Liquidation Trust, as well as prosecution of claims against certain former vendors of the Debtors. During the quarter ended December 31, 2005, however, legal fees were minimal because most such cases were previously resolved.
C. Operating expenses
     Operating expenses during the quarter ended December 31, 2005 were substantially lower than those during the quarter ended December 31, 2004, primarily because, during the quarter ended December 31, 2004, the Liquidation Trust still had five full-time employees, while, as a result of its reduced level of operation, the Liquidation Trust required only part-time employees during the quarter ended December 31, 2005.
D. Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, of which $6.4 million was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution. No new interim Distribution was authorized or paid during the quarter ended December 31, 2004; however, holders of $1.1 million of Allowed Impaired Claims received payments at the then current cumulative Distribution rate of 8.1%. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.

IV. Net Assets in Liquidation
A. Assets
     The Liquidation Trust’s cash and cash equivalents balance of $27.0 million and $26.6 million as of December 31, 2005 and September 30, 2005, respectively, is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.
     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.3 million as of December 31, 2005 was based primarily on the cumulative Distribution rate of 10.2911%, for $28.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $3.1 million as of September 30, 2005 was based primarily on the then current cumulative Distribution rate of 9.1%, for $31.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes) as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.6 million from September 30, 2005 to December 31, 2005, to a balance of $21.6 million, primarily as a result of decreases in the Wind-down and Litigation Reserves, as discussed below.
     Other cash, which is not designated to a specific reserve or fund, increased primarily as a result of interest income of $0.2 million and a Claims waiver which reduced the Reserve for Disputed Impaired Claims by $0.3 million (prior to the additional Distribution) during the quarter ended December 31, 2005. The $7.0 million proceeds from the October 2005 collection of the Committee Action settlement receivable were authorized as a Distribution to holders of Allowed Impaired Claims, and the undistributed proceeds increased Claims payable and the Reserve for Disputed Impaired Claims, resulting in no net effect on Other Cash.
     Preference receivables, net of costs of recovery, decreased by $0.1 million, to a balance of $0.7 million as of December 31, 2005, compared to September 30, 2005, because collections of amounts based on recent settlements and default judgments were offset by an increase in the contingent fees due to the Liquidation Trust’s preference collections counsel as a result of the December 2005 Distribution, based on additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements.
B. Liabilities and Reserves
     Estimated costs of liquidation decreased by $0.6 million, to a balance of $1.6 million as of December 31, 2005, compared to September 30, 2005. The decrease is due to disbursements totaling $0.4 million from the Wind-down Reserve and $0.2 million from the Litigation Reserve.
     The most significant component of liabilities and contingency reserves is the Fleet Reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust. A significant portion, or all, of the Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in both such actions. The Fleet loss contingency accrual, totaling $3.5 million of the $11.0 million Fleet Reserve, has been recorded as a liability related to the resolution of the Bondholder Action in favor of Fleet, as explained in “Legal Proceedings,” below. Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remains classified as a contingency reserve as of December 31, 2005 because the Liquidation Trust has appealed the adverse Summary Judgment Decision and related judgment in the Committee Action and does not consider Fleet likely to ultimately prevail in this Action.
V. Contingencies
     The Liquidation Trust is pursuing litigation against various parties, in particular the “Committee Action,” as described in “Legal Proceedings,” below. The Liquidation Trust cannot predict with any certainty the ultimate outcome of the remaining litigation or the amount or range of potential recoveries.
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
     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2005.
     There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

     The remaining responsibilities of the Liquidation Trust no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees. The Liquidation Trustee and one other employee are performing necessary management oversight and administrative, legal and accounting processes on a part-time basis, with periodic assistance from other former employees. While the Liquidation Trustee believes that these individuals will consistently make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue. As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Further background information about the following cases is disclosed in Part I, Item 3., “Legal Proceedings,” of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2005.
Bankruptcy Court Case
     As of December 31, 2005, one defendant in a preference litigation action had appealed a Bankruptcy Court award to the Liquidation Trust of $1.0 million. The Liquidation Trust also cross-appealed the Bankruptcy Court’s denial of a pre-judgment interest award to the Liquidation Trust in the case. Both parties have filed appeals briefs, and are awaiting a decision by the Court of Appeals. Prosecution of all other significant preference litigation has been completed.
Federal Court Cases
     The Bondholder Action
     In March 2004 the District Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. The Liquidation Trust appealed the Decision, and in July 2005 the Court of Appeals issued its Opinion affirming the March 2004 Decision. The Liquidation Trust’s motion for reconsideration and reversal of the Court of Appeals Opinion was denied by the Court of Appeals during August 2005, and the Liquidation Trust has determined not to pursue the action further. The Liquidation Trust may consequently incur certain claims by Fleet, as described above under “Liabilities and Reserves.”
     The Committee Action
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action.
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on the appeal filed with respect to the Committee Action. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.
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

HECHINGER LIQUIDATION TRUST

Date: February 1, 2006	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q
Exhibit No.

31.1	Certification by Liquidation Trustee
32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350