Form 10-Q
period 2006-03-31
HECHINGER LIQUIDATION TRUST
filed 2006-05-15
CIK 1213411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006 or

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
Yes ☑             No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	March 31, 2006	September 30, 2005
Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$3,254	$3,054
Reserved cash	21,353	22,206
Other cash	2,154	1,389

Total cash and cash equivalents	26,761	26,649

Committee action settlement receivable	—	7,000
Preference receivables (net of costs of recovery of $156 and $152, respectively)	938	869
Other assets	3	3

Total assets	27,702	34,521

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	334	361
Distributions payable	491	292
Estimated costs of liquidation
Wind-down reserve	862	1,436
Litigation reserve	461	730
Fleet loss contingency accrual	3,500	3,500

Total liabilities	6,985	7,656

Net Assets in Liquidation	$20,717	$26,865

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Increase in Net Assets in Liquidation
Increase/(decrease) in estimated fair value of preference receivables, net	$66	$(67)
Interest income	252	138
Other increases	2	998

Net increase in Net Assets in Liquidation before distributions authorized	320	1,069

Distributions authorized	(53)	(142)

Net increase in Net Assets in Liquidation after distributions authorized	267	927

Net Assets in Liquidation at beginning of period	20,450	28,520

Net Assets in Liquidation at end of period	$20,717	$29,447

	For the six	For the six
	months ended	months ended
	March 31, 2006	March 31, 2005
Increase in Net Assets in Liquidation
Increase/(decrease) in estimated fair value of preference receivables, net	$35	$(67)
Decrease in estimated fair value of unimpaired and convenience claims payable	—	23
Interest income	486	260
Other increases	10	1,011

Net increase in Net Assets in Liquidation before distributions authorized	531	1,227

Distributions authorized	(6,679)	(222)

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized	(6,148)	1,005

Net Assets in Liquidation at beginning of period	26,865	28,442

Net Assets in Liquidation at end of period	$20,717	$29,447

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements
($ in thousands)

	For the six	For the six
	months ended	months ended
	March 31, 2006	March 31, 2005
Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	118	3,670
Interest income	486	260
Other receipts	10	65

Total cash receipts	7,614	3,995

Cash disbursements
Costs of liquidation
Legal and professional fees
Litigation	269	1,112
Preference recoveries	152	951
Liquidation Trust operations	174	383
Operating expenses	400	939
Unimpaired and convenience claims	—	10
Reissued/(voided) claims checks, net	27	(123)

Total cash disbursements	1,022	3,272

Increase in cash and cash equivalents before distributions paid	6,592	723

Distributions paid	6,480	166

Increase in cash and cash equivalents	112	557

Cash and cash equivalents at beginning of period	26,649	34,375

Cash and cash equivalents at end of period	$26,761	$34,932

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
     Through March 31, 2006, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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
     Available Cash consists of:
($ in thousands)

	As of	As of
	March 31, 2006	September 30, 2005
Distributions payable	$491	$292
Reserve for remaining disputed impaired claims at 10.2911% and 9.1%, respectively	2,763	2,762

Total available cash	$3,254	$3,054

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
5. Preference Receivables
     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.9 million, net of estimated costs of recovery of $0.2 million, as of both March 31, 2006 and September 30, 2005. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. The defendant appealed the decision and award, and the appellate court upheld the Bankruptcy Court ruling in its entirety during March 2006. Although the defendant has further appealed the case, the Liquidation Trust believes that ultimate collection of the full award is likely.

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
     Unimpaired and Convenience Claims payable consists of:
($ in thousands)

	As of	As of
	March 31, 2006	September 30, 2005
Allowed unimpaired claims	$1,335	$1,335
Estimated fair value of disputed unimpaired claims	—	—
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of March 31, 2006 and September 30, 2005 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.
     The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of March 31, 2006 and September 30, 2005. The Liquidation Trust believes that the likelihood of paying any of the Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.
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
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of March 31, 2006 and September 30, 2005 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 13).
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

11. Bankruptcy Reserves Required
     The reserves for which Reserved Cash is maintained consist of the following:
($ in thousands)

	As of	As of
	March 31, 2006	September 30, 2005
Liability reserves
Fleet loss contingency accrual	$3,500	$3,500
Wind-down	862	1,436
Litigation	461	730
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	334	361

Total liability reserves	6,494	7,364

Contingency reserves
Fleet	7,500	7,500
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	59	42
Minimum reserve	3,000	3,000

Total contingency reserves	14,859	14,842

Total reserves	$21,353	$22,206

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
     The Fleet loss contingency accrual, totaling $3.5 million of the $11.0 million Fleet Reserve, has been recorded as a liability related to the resolution of the Bondholder Action in favor of Fleet (see Notes 10 and 13). Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remains classified as a contingency reserve as of March 31, 2006 because the Liquidation Trust has filed its notice of appeal from the adverse Summary Judgment Decision and related judgment in the Committee Action and does not consider Fleet likely to ultimately prevail in this Action.
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

12. Impaired Claims
     The Liquidation Trust’s estimate of Impaired Claims consists of:
($ in thousands)

	As of	As of
	March 31, 2006	September 30, 2005
Allowed impaired claims	$706,043	$706,043
Estimated fair value of disputed impaired claims	13,784	13,775

Total estimated impaired claims	$719,827	$719,818

Asserted value of disputed impaired claims	$52,028	$55,179

Number of disputed impaired claims	15	16

     During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, which was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.
     Distributions to holders of Allowed Impaired Claims have been authorized, through March 31, 2006, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $70.6 million has been paid to holders of Allowed Impaired Claims through March 31, 2006. In conjunction with the authorized Distributions, as of March 31, 2006, the Liquidation Trust held a total of $3.3 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.8 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.5 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.
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
     The Committee Action
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action. A March 2006 mediation ordered and conducted by the Third Circuit Court of Appeals did not result in a settlement among the remaining parties to the Committee Action.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Reference is made to the unaudited financial statements of the Liquidation Trust as of March 31, 2006 and September 30, 2005 and for the three months and the six months ended March 31, 2006 and March 31, 2005, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, and the notes thereto.
     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.
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

     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:
($ in thousands)

	For the three months ended
	March 31, 2006	March 31, 2005
Distributions authorized	$(53)	$(142)
Increase/(decrease) in estimated fair value of preference receivables, net	66	(67)
Interest income and net other increases	254	1,136

Net increase in net assets in liquidation	$267	$927

($ in thousands)

	For the six months ended
	March 31, 2006	March 31, 2005
Distributions authorized	$(6,679)	$(222)
Increase/(decrease) in estimated fair value of preference receivables, net	35	(67)
Interest income and net other increases	496	1,294

Net increase in net assets in liquidation	$(6,148)	$1,005

A. Distributions authorized
     No new interim Distribution was authorized during the three months ended March 31, 2006; however, included in Distributions authorized for the three months ended March 31, 2006, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2005 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2005 Tax Payment”). During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, which was paid during December 2005. Because this Distribution resulted from the $7.0 million cash proceeds of the Committee Action settlement (discussed below under “Legal Proceedings”), pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.
     No new interim Distribution was authorized during the three months or the six months ended March 31, 2005. Distributions at the then current cumulative rate of 8.1%, totaling $0.1 million, were authorized during the six months ended March 31, 2005 to holders of $1.7 million of Impaired Claims newly allowed during the period. In addition, included in Distributions authorized for the three months ended March 31, 2005, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2004 Tax Payment”).
     As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.
B. Changes in estimated fair value of preference receivables, net
     The estimated fair value of preference receivables was adjusted during the three months and the six months ended March 31, 2006 based on settlements achieved in excess of previously estimated amounts as of March 31, 2006, offset by an increase in estimated costs of recovery as of December 31, 2005. Costs of recovery during the three months ended December 31, 2005 included contingent fees of $0.1 million payable to preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. The $0.1 million of additional contingent fees recognized during the three months ended December 31, 2005 were related to the Distribution paid during December 2005.

     The estimated fair value of preference receivables was decreased by $0.1 million for additional collections costs during the three months ended March 31, 2005. The estimate otherwise remained unchanged for the three months and the six months ended March 31, 2005, because substantially all of the remaining cases settled during these periods were settled for the same amounts as their estimated value as of September 30, 2004.
C. Interest income and net other increases
     Interest income and net other increases during the three months and the six months ended March 31, 2006 consisted primarily of interest income. Interest income and net other increases during the three months and the six months ended March 31, 2005 consisted primarily of a $0.6 million settlement in connection with litigation against a former insurance company of the Debtors, a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, and interest income.
III. Cash Receipts and Disbursements
     The following table summarizes the cash receipts and disbursements for the periods as indicated:
($ in thousands)

	For the six months ended
	March 31, 2006	March 31, 2005
Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	118	3,670
Other receipts	496	325

Total cash receipts	7,614	3,995

Cash disbursements
Legal and professional fees
Litigation	269	1,112
Preference recoveries	152	951
Liquidation Trust operations	174	383
Operating expenses	400	939
Claims payments	—	10
Reissued/(voided) claims checks, net	27	(123)

Total cash disbursements	1,022	3,272

Distributions paid	6,480	166

Increase in cash and cash equivalents	$112	$557

A. Cash receipts
     During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.
     Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the six months ended March 31, 2006 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued.

Collections during the six months ended March 31, 2005 were substantially higher than during the six months ended March 31, 2006, primarily because of four substantial preference recovery actions (totaling $3.3 million in settlement value), among others, which were settled immediately prior to trial and collected during the six months ended March 31, 2005.
     With the exception of one substantial case, no preference actions remain to be litigated as of March 31, 2006. In the one remaining case, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. The defendant appealed the decision and award, and the appellate court upheld the Bankruptcy Court ruling in its entirety. Although the defendant has further appealed the case, the Liquidation Trust believes that ultimate collection of the full award is likely. Future preference receipts, other than from this one case, are expected to be insignificant.
     Other receipts resulted mainly from interest income.
B. Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.
     The litigation fees paid for the Bondholder Action and the Committee Action during the six months ended March 31, 2006 were significantly less than those paid during the six months ended March 31, 2005. Fees paid during the six months ended March 31, 2005 related to filing the Liquidation Trust’s appeal briefs in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. During the six months ended March 31, 2006, however, fees related mainly to preparation of the initial appeal brief in the Committee Action, in addition to a $0.1 million payment to an expert in key matters.
     Total preference recovery fees during the six months ended March 31, 2006 were not comparable, as a percentage of preference collections, to such fees during the six months ended March 31, 2005. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. The costs incurred during the six months ended March 31, 2005 included $0.2 million of fees for expert reports in connection with preference litigation. In addition, during the six months ended March 31, 2005, the Liquidation Trust paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. Substantially all of the Liquidation Trust’s preference recovery fees for the six months ended March 31, 2006 were additional contingent fees paid relative to the Distributions authorized during November 2005, rather than relating to preference collections received during the period.
     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Bondholder Action and the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. The higher fees for Liquidation Trust operations during the six months ended March 31, 2005 as compared to the six months ended March 31, 2006 resulted primarily from legal fees associated with settlement of claims against the Liquidation Trust, as well as prosecution of claims against certain former vendors of the Debtors. During the six months ended March 31, 2006, however, legal fees were minimal because most such cases were previously resolved.

C. Operating expenses
     Operating expenses during the six months ended March 31, 2006 were substantially lower than those during the six months ended March 31, 2005, primarily because, at the end of the six months ended March 31, 2005, the Liquidation Trust still had three full-time employees, while, as a result of its reduced level of operation, the Liquidation Trust required only part-time employees during the six months ended March 31, 2006. Approximately 60 percent of operating expenses for the six months ended March 31, 2006 consisted of annual insurance premiums for the Liquidation Trust, in an amount comparable to payments during the preceding years.
D. Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, of which $6.4 million was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution. In addition, during the six months ended March 31, 2006, the Liquidation Trust paid the 2005 Tax Payment. No new interim Distribution was authorized or paid during the six months ended March 31, 2005; however, holders of $1.1 million of Allowed Impaired Claims received payments at the then current cumulative Distribution rate of 8.1%. In addition, during the six months ended March 31, 2005, the Liquidation Trust paid the 2004 Tax Payment. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.
IV. Net Assets in Liquidation
A. Assets
     The Liquidation Trust’s cash and cash equivalents balance of $26.8 million and $26.6 million as of March 31, 2006 and September 30, 2005, respectively, is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.
     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.3 million as of March 31, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $28.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $3.1 million as of September 30, 2005 was based primarily on the then current cumulative Distribution rate of 9.1%, for $31.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes) as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.8 million from September 30, 2005 to March 31, 2006, to a balance of $21.4 million, primarily as a result of disbursements from the Wind-down and Litigation Reserves, as discussed below.

B. Liabilities and Reserves
     Estimated costs of liquidation decreased by $0.8 million, to a balance of $1.3 million as of March 31, 2006, compared to September 30, 2005. The decrease is due to disbursements totaling $0.5 million from the Wind-down Reserve and $0.3 million from the Litigation Reserve.
     The most significant component of liabilities and contingency reserves is the Fleet Reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet Retail Finance Inc. (“Fleet”) and the Liquidation Trust. A significant portion, or all, of the Fleet Reserve is likely to be drawn upon if Fleet, as a defendant in the Committee Action and the Bondholder Action, should ultimately prevail in both such actions. The Fleet loss contingency accrual, totaling $3.5 million of the $11.0 million Fleet Reserve, has been recorded as a liability related to the resolution of the Bondholder Action in favor of Fleet, as explained in “Legal Proceedings,” below. Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remains classified as a contingency reserve as of March 31, 2006 because the Liquidation Trust has appealed the adverse Summary Judgment Decision and related judgment in the Committee Action and does not consider Fleet likely to ultimately prevail in this Action.
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

     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of March 31, 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Further background information about the following cases is disclosed in Part I, Item 3., “Legal Proceedings,” of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2005.
Bankruptcy Court Case
     As of December 31, 2005, one defendant in a preference litigation action had appealed a Bankruptcy Court award to the Liquidation Trust of $1.0 million to the United States District Court for the District of Delaware (the “District Court”). During March 2006, the District Court upheld the decision and award of the Bankruptcy Court. The defendant has further appealed the affirmation by the District Court to the United States Court of Appeals for the Third Circuit (the “Court of Appeals”). Prosecution of all other significant preference litigation has been completed.
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
The Committee Action
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed with the Court of Appeals its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action. A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action.

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

HECHINGER LIQUIDATION TRUST

Date: May 15, 2006	By:	/s/ Conrad F. Hocking

Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q
Exhibit No.
31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350