Form 10-Q
period 2006-06-30
HECHINGER LIQUIDATION TRUST
filed 2006-08-14
CIK 1213411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Check one

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006 or

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

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

	As of	As of
($ in thousands)	June 30, 2006	September 30, 2005
Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$3,254	$3,054
Reserved cash	21,298	22,206
Other cash	2,491	1,389

Total cash and cash equivalents	27,043	26,649

Committee action settlement receivable	—	7,000
Preference receivables (net of costs of recovery of $133 and $152, respectively)	880	869
Other assets	3	3

Total assets	27,926	34,521

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	440	361
Distributions payable	491	292
Estimated costs of liquidation
Wind-down reserve	790	1,436
Litigation reserve	371	730
Fleet settlement accrual	8,250	3,500

Total liabilities	11,679	7,656

Net Assets in Liquidation	$16,247	$26,865

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

	For the three	For the three
	months ended	months ended
($ in thousands)	June 30, 2006	June 30, 2005
Increase/(decrease) in Net Assets in Liquidation
Fleet settlement accrual	$(4,750)	$(3,500)
(Decrease)/increase in estimated fair value of preference receivables, net	(4)	396
Increase in estimated costs of liquidation:
Wind-down reserve	—	(124)
Interest income	282	187
Other increases	2	104

Net decrease in Net Assets in Liquidation before distributions authorized	(4,470)	(2,937)

Distributions authorized	—	(7,055)

Net decrease in Net Assets in Liquidation after distributions authorized	(4,470)	(9,992)

Net Assets in Liquidation at beginning of period	20,717	29,447

Net Assets in Liquidation at end of period	$16,247	$19,455

	For the nine	For the nine
	months ended	months ended
	June 30, 2006	June 30, 2005
Increase/(decrease) in Net Assets in Liquidation
Fleet settlement accrual	$(4,750)	$(3,500)
Increase in estimated fair value of preference receivables, net	31	329
Decrease in estimated fair value of unimpaired and convenience claims payable	—	23
Increase in estimated costs of liquidation:
Wind-down reserve	—	(124)
Interest income	768	447
Other increases	12	1,115

Net decrease in Net Assets in Liquidation before distributions authorized	(3,939)	(1,710)

Distributions authorized	(6,679)	(7,277)

Net decrease in Net Assets in Liquidation after distributions authorized	(10,618)	(8,987)

Net Assets in Liquidation at beginning of period	26,865	28,442

Net Assets in Liquidation at end of period	$16,247	$19,455

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

	For the nine	For the nine
	months ended	months ended
($ in thousands)	June 30, 2006	June 30, 2005
Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	199	3,742
Interest income	768	447
Other receipts	12	691

Total cash receipts	7,979	4,880

Cash disbursements
Costs of liquidation
Operating expenses	438	1,497
Legal and professional fees
Litigation	359	1,203
Preference recoveries	179	1,156
Liquidation Trust operations	208	546
Unimpaired and convenience claims	—	11
Voided claims checks, net of reissues	(79)	(153)

Total cash disbursements	1,105	4,260

Increase in cash and cash equivalents before distributions paid	6,874	620

Distributions paid	(6,480)	(7,242)

Increase/(decrease) in cash and cash equivalents	394	(6,622)

Cash and cash equivalents at beginning of period	26,649	34,375

Cash and cash equivalents at end of period	$27,043	$27,753

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
     Through June 30, 2006, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).
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
     Available Cash consists of:

	As of	As of
($ in thousands)	June 30, 2006	September 30, 2005
Distributions payable	$491	$292
Reserve for remaining disputed impaired claims at 10.2911% and 9.1%, respectively	2,763	2,762

Total available cash	$3,254	$3,054

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
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Pursuant to the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement had no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
5. Preference Receivables
     The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.9 million, net of estimated costs of recovery of $0.1 million, as of June 30, 2006 and $0.9 million, net of estimated costs of recovery of $0.2 million as of September 30, 2005. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. The defendant appealed the decision and award, and the appellate court upheld the Bankruptcy Court ruling in its entirety during March 2006. Although the defendant has further appealed the case, the Liquidation Trust believes that ultimate collection of the full award is likely.

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
     Unimpaired and Convenience Claims payable consists of:

	As of	As of
($ in thousands)	June 30, 2006	September 30, 2005
Allowed unimpaired claims	$1,335	$1,335
Estimated fair value of disputed unimpaired claims	—	—
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

     Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of June 30, 2006 and September 30, 2005 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.
     The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of June 30, 2006 and September 30, 2005. The Liquidation Trust believes that the likelihood of paying any of the Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.
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
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of June 30, 2006 and September 30, 2005 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 13).
     The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
10. Fleet Settlement Accrual
     The Fleet settlement accrual of $8.3 million as of June 30, 2006 was recorded based on a settlement in principle with Fleet Retail Finance Inc. (“Fleet”) and General Electric Credit Corporation (“GECC”), defendants in the Bondholder Action and the Committee Action (the “Actions”). Under the terms of a stipulated order between Fleet and the Liquidation Trust which established the Fleet Reserve (the “Fleet Stipulation”), all as discussed in Notes 11 and 13, below, and subject to review by the Bankruptcy Court, Fleet may seek reimbursement of certain legal fees incurred in its defense of the Actions. Subsequent to June 30, 2006, and subject to certain conditions, including Fleet documenting certain expenditures to the satisfaction of the Liquidation Trustee, the Liquidation Trust, Fleet and GECC have agreed in principle to release each other from further claims and, upon payment to Fleet of $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC will release any claim to the balance of the Fleet Reserve. The settlement is also subject to the approval of the Bankruptcy Court, and no assurance can be given as to its ultimate outcome.
     The Fleet loss contingency accrual of $3.5 million as of September 30, 2005, now incorporated into the Fleet settlement accrual, represented the Liquidation Trust’s best estimate, in accordance with SFAS No. 5, “Accounting for Contingencies”, of the loss it might incur in conjunction with Fleet prevailing against the Liquidation Trust in the Bondholder Action (see Note 13).

11.	Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

	As of	As of
($ in thousands)	June 30, 2006	September 30, 2005
Liability reserves
Fleet settlement accrual	$8,250	$3,500
Wind-down	790	1,436
Litigation	371	730
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	440	361

Total liability reserves	11,188	7,364

Contingency reserves
Fleet reserve	2,750	7,500
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	60	42
Minimum reserve	3,000	3,000

Total contingency reserves	10,110	14,842

Total reserves	$21,298	$22,206

     The Fleet settlement accrual, totaling $8.3 million of the Fleet Reserve initially established at $11.0 million, has been recorded as a liability based on a settlement in principle between the Liquidation Trust, Fleet and GECC reached subsequent to June 30, 2006 (see Note 10). The $2.8 million balance of the Fleet Reserve remains classified as a contingency reserve as of June 30, 2006, and until the settlement reached in principle is consummated and approved by the Bankruptcy Court.
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

12.	Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	June 30, 2006	September 30, 2005
Allowed impaired claims	$706,043	$706,043
Estimated fair value of disputed impaired claims	13,784	13,775

Total estimated impaired claims	$719,827	$719,818

Asserted value of disputed impaired claims	$52,028	$55,179

Number of disputed impaired claims	15	16

     During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, which was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.
     Distributions to holders of Allowed Impaired Claims have been authorized, through June 30, 2006, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $70.6 million has been paid to holders of Allowed Impaired Claims through June 30, 2006. In conjunction with the authorized Distributions, as of June 30, 2006, the Liquidation Trust held a total of $3.3 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.8 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.5 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.
     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.
13.	Contingencies
     The Bondholder Action
     In March 2004 the District Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. The Liquidation Trust appealed the Decision, and in July 2005 the Court of Appeals issued its Opinion affirming the March 2004 Decision. The Liquidation Trust’s motion for reconsideration and reversal of the Court of Appeals Opinion was denied by the Court of Appeals during August 2005, and the Liquidation Trust has determined not to pursue the action further. Subsequent to June 30, 2006, the Liquidation Trust, Fleet and GECC reached an agreement in principle to settle all claims, the terms of which are described immediately below.
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
     The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement in principle with both Fleet and GECC subsequent to June 30, 2006. Subject to certain conditions, including Fleet documenting certain expenditures to the satisfaction of the Liquidation Trustee, the Liquidation Trust, Fleet and GECC have agreed in principle to release each other from further claims and, upon payment to Fleet of $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC will release any claim to the balance of the Fleet Reserve. The settlement is also subject to the approval of the Bankruptcy Court. The settlement in principle has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement had no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2006 and September 30, 2005 and for the three months and the nine months ended June 30, 2006 and June 30, 2005, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2005 and September 30, 2004, and for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003, and the notes thereto.
     The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.
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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the three months ended
($ in thousands)	June 30, 2006	June 30, 2005
Fleet settlement accrual	$(4,750)	$(3,500)
Distributions authorized	—	(7,055)
(Decrease)/increase in estimated fair value of preference receivables, net	(4)	396
Increase in estimated costs of liquidation:
Wind-down reserve	—	(124)
Interest income and net other increases	284	291

Net decrease in net assets in liquidation	$(4,470)	$(9,992)

	For the nine months ended
($ in thousands)	June 30, 2006	June 30, 2005
Fleet settlement accrual	$(4,750)	$(3,500)
Distributions authorized	(6,679)	(7,277)
Increase in estimated fair value of preference receivables, net	31	329
Increase in estimated costs of liquidation:
Wind-down reserve	—	(124)
Interest income and net other increases	780	1,585

Net decrease in net assets in liquidation	$(10,618)	$(8,987)

A. Fleet settlement accrual
     Pursuant to a stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”) (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation contains provisions pursuant to which Fleet may seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action (see Part II, Item 1., “Legal Proceedings,” below) in favor of Fleet.
     The Fleet Stipulation provides that, in the event the Committee Action and/or the Bondholder Action (the “Actions”) are ultimately resolved in favor of Fleet (by a final, non-appealable order or settlement approved by the Bankruptcy Court), Fleet may seek immediate reimbursement of the reasonable legal fees and expenses incurred by Fleet in defense of either or both Actions, up to the $11.0 million balance of the Fleet Reserve. Such reimbursement cannot be demanded until the appeal period has passed, and is subject to review by the Bankruptcy Court.
     As of June 30, 2006, based on the agreement in principle arrived at with Fleet and with another defendant in the Actions, General Electric Credit Corporation (“GECC”), subsequent to June 30, 2006, the Liquidation Trust determined that recording an estimated loss totaling $8.3 million, consistent with the total amount of the settlement reached in principle, was necessary. The Liquidation Trust therefore recorded a decrease in net assets in liquidation of $4.8 million (in addition to the loss contingency accrual of $3.5 million recorded previously) and transferred that portion of the Fleet Reserve from contingency reserves to the liability designated as the Fleet settlement accrual.
     During the three months ended June 30, 2005, related to the adverse Court of Appeals decision in the Bondholder Action (discussed in Part II, Item 1., “Legal Proceedings,” below) and based on certain terms of the Fleet Stipulation, the Liquidation Trust recorded a decrease in net assets in liquidation as a loss contingency accrual of $3.5 million and transferred that portion of the Fleet Reserve from contingency reserves to the Fleet loss contingency accrual (now incorporated into the Fleet settlement accrual).

B. Distributions authorized
     No new interim Distribution was authorized during the three months ended June 30, 2006. During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, which was paid during December 2005. Because this Distribution resulted from the $7.0 million cash proceeds of the Committee Action settlement (discussed below under “Legal Proceedings”), pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution. In addition, included in Distributions authorized for the nine months ended June 30, 2006, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2005 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2005 Tax Payment”).
     During May 2005, the Liquidation Trust authorized a Distribution of 1.0% of the Allowed amount to holders of Allowed Impaired Claims, totaling $7.1 million, which was paid during May 2005. Distributions at the previous cumulative rate of 8.1%, totaling $0.1 million, were also authorized during the nine months ended June 30, 2005 to holders of $1.7 million of Impaired Claims newly allowed during the period. In addition, included in Distributions authorized for the nine months ended June 30, 2005, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2004 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2004 Tax Payment”).
     As a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved as of each successive period.
C. Changes in estimated fair value of preference receivables, net
     The estimated fair value of preference receivables was adjusted slightly during the three months ended June 30, 2006, and during the nine months ended June 30, 2006 based on settlements achieved in excess of previously estimated amounts as of June 30, 2006, offset by an increase in estimated costs of recovery which occurred principally as of December 31, 2005. Costs of recovery during the three months ended December 31, 2005 included contingent fees of $0.1 million payable to preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. The $0.1 million of additional contingent fees recognized during the three months ended December 31, 2005 were related to the Distribution paid during December 2005.
     During the three months ended June 30, 2005, the Bankruptcy Court awarded $1.0 million in favor of the Liquidation Trust in the one significant remaining preference recovery action. Although the defendant appealed the decision and award, the Liquidation Trust increased the estimated fair value of preference receivables by the net amount of $0.4 million to reflect the full amount of the $1.0 million award. The increase of $0.4 million for the three months ended June 30, 2005 is net of increased costs of collecting the higher amount, and net of contingent fees of $0.1 million paid to the Liquidation Trust’s preference collections counsel with respect to the value it received for waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, related to the Distribution paid during May 2005. The increase of $0.3 million for the nine months ended June 30, 2005 is net of an increase in the estimated costs of collection.
D. Changes in estimates – estimated costs of liquidation
     No significant change in the status of the Liquidation Trust’s wind-down activities or the Committee Action occurred during the three months or the nine months ended June 30, 2006. During the three months and nine months ended June 30, 2005 the Wind-down Reserve was increased by $0.1 million, because the Liquidation Trust’s wind-down activities proceeded more slowly than previously estimated.

Upon the 2005 re-evaluation of the activity required to complete the wind-down, the Liquidation Trust determined that the expected wind-down period should be extended into mid-2006, primarily spreading previously estimated costs over a longer period, but also increasing costs as a result. While the Liquidation Trust has continued past the mid-2006 estimate and its termination date is uncertain, total estimated expenditures have not changed.
E. Interest income and net other increases
     Interest income and net other increases during the three months and the nine months ended June 30, 2006 consisted primarily of interest income. Interest income and net other increases during the three months and the nine months ended June 30, 2005 consisted primarily of a $0.6 million settlement in connection with litigation against a former insurance company of the Debtors, a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, and interest income.
III. Cash Receipts and Disbursements
     The following table summarizes the cash receipts and disbursements for the periods as indicated:

	For the nine months ended
($ in thousands)	June 30, 2006	June 30, 2005
Cash receipts
Collection of committee action settlement	$7,000	$—
Preference collections, before costs of recovery	199	3,742
Other receipts	780	1,138

Total cash receipts	7,979	4,880

Cash disbursements
Operating expenses	438	1,497
Legal and professional fees
Litigation	359	1,203
Preference recoveries	179	1,156
Liquidation Trust operations	208	546
Claims payments	—	11
Voided claims checks, net of reissues	(79)	(153)

Total cash disbursements	1,105	4,260

Distributions paid	(6,480)	(7,242)

Increase/(decrease) in cash and cash equivalents	$394	$(6,622)

A. Cash receipts
     During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.
     Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the nine months ended June 30, 2006 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued.

Collections during the nine months ended June 30, 2005 were substantially higher than during the nine months ended June 30, 2006, primarily because of four substantial preference recovery actions (totaling $3.3 million in settlement value), among others, which were settled immediately prior to trial and collected during the nine months ended June 30, 2005.
     With the exception of one substantial case, no preference actions remain to be litigated as of June 30, 2006. In the one remaining case, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. The defendant appealed the decision and award, and the appellate court upheld the Bankruptcy Court ruling in its entirety. Although the defendant has further appealed the case, the Liquidation Trust believes that ultimate collection of the full award is likely. Future preference receipts, other than from this one case, are expected to be insignificant.
     Other receipts resulted mainly from interest income.
B. Operating expenses
     Operating expenses during the nine months ended June 30, 2006 were substantially lower than those during the nine months ended June 30, 2005, primarily because, at the end of the nine months ended June 30, 2005, the Liquidation Trust still had three full-time employees, while, as a result of its reduced level of operation, the Liquidation Trust required only part-time employees during the nine months ended June 30, 2006. Approximately 60 percent of operating expenses for the nine months ended June 30, 2006 consisted of annual insurance premiums for the Liquidation Trust, in an amount comparable to payments during the preceding years.
C. Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.
     The litigation fees paid for the Bondholder Action and the Committee Action during the nine months ended June 30, 2006 were significantly less than those paid during the nine months ended June 30, 2005. Fees paid during the nine months ended June 30, 2005 related to filing the Liquidation Trust’s appeal briefs in the Bondholder Action, and to defending various motions, including motions for summary judgment, filed by defendants in the Committee Action. During the nine months ended June 30, 2006, however, fees related mainly to preparation of the initial appeal brief in the Committee Action, in addition to a $0.1 million payment to an expert in key matters.
     Total preference recovery fees during the nine months ended June 30, 2006 were not comparable, as a percentage of preference collections, to such fees during the nine months ended June 30, 2005. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. The costs incurred during the nine months ended June 30, 2005 included $0.2 million of fees for expert reports in connection with preference litigation. In addition, during the nine months ended June 30, 2005, the Liquidation Trust paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. Substantially all of the Liquidation Trust’s preference recovery fees for the nine months ended June 30, 2006 were additional contingent fees paid relative to the Distributions authorized during November 2005, rather than relating to preference collections received during the period.
     Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Bondholder Action and the Committee

Action, and expenses related to preference collections pursued on a contingency-fee basis. The higher fees for Liquidation Trust operations during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2006 resulted primarily from legal fees associated with settlement of claims against the Debtors, as well as prosecution of claims against certain former vendors of the Debtors. During the nine months ended June 30, 2006, however, legal fees were minimal because most such cases were previously resolved.
D. Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. During November 2005, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, of which $6.4 million was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution. In addition, during the nine months ended June 30, 2006, the Liquidation Trust paid the 2005 Tax Payment.
     During May 2005, the Liquidation Trust authorized a Distribution of 1.0% of the Allowed amount to holders of Allowed Impaired Claims, totaling $7.1 million, substantially all of which was paid during May 2005. In addition, during the nine months ended June 30, 2005, holders of $1.1 million of Allowed Impaired Claims received payments at the previous cumulative Distribution rate of 8.1%, and the Liquidation Trust paid the 2004 Tax Payment. In general, as a result of the ongoing Claims resolution process, fewer Impaired Claims remain to be resolved and paid as of each successive period.
IV. Net Assets in Liquidation
A. Assets
     The Liquidation Trust’s cash and cash equivalents balance of $27.0 million and $26.6 million as of June 30, 2006 and September 30, 2005, respectively, is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.
     Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $3.3 million as of June 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $28.5 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $3.1 million as of September 30, 2005 was based primarily on the then current cumulative Distribution rate of 9.1%, for $31.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes) as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.9 million from September 30, 2005 to June 30, 2006, to a balance of $21.3 million, primarily as a result of disbursements from the Wind-down and Litigation Reserves, as discussed below.

B. Liabilities and Reserves
     The most significant component of liabilities and contingency reserves is the Fleet Reserve, established at a total of $11.0 million pursuant to a stipulated order between Fleet and the Liquidation Trust. As of June 30, 2006, the Fleet settlement accrual, totaling $8.3 million of the $11.0 million Fleet Reserve, has been recorded based on a settlement in principle between the Liquidation Trust, Fleet and GECC reached subsequent to June 30, 2006. Subject to certain conditions, including Fleet documenting certain expenditures to the satisfaction of the Liquidation Trustee, the Liquidation Trust, Fleet and GECC have agreed in principle to release each other from further claims and, upon payment to Fleet of $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC will release any claim to the balance of the Fleet Reserve. The settlement is also subject to the approval of the Bankruptcy Court.
     In order for the Liquidation Trust to provide for a settlement accrual totaling $8.3 million, consistent with the total amount of the settlement reached in principle, as of June 30, 2006, the Liquidation Trust recorded a decrease in net assets in liquidation of $4.8 million (in addition to the loss contingency accrual of $3.5 million recorded previously). As of June 30, 2005, a loss contingency accrual of $3.5 million had been recorded as a liability related to the resolution of the Bondholder Action in favor of Fleet, as explained in “Legal Proceedings,” below. The $2.8 million remaining Fleet Reserve balance remains classified as a contingency reserve as of June 30, 2006, given the possibility that the settlement reached in principle may not be consummated, or approved by the Bankruptcy Court, in which case the Fleet Reserve might not be released.
     Estimated costs of liquidation decreased by $1.0 million, to a balance of $1.2 million as of June 30, 2006, compared to September 30, 2005. The decrease is due to disbursements totaling $0.6 million from the Wind-down Reserve and $0.4 million from the Litigation Reserve.
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
     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2006.
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
Bankruptcy Court Case
     As of June 30, 2006, one defendant in a preference litigation action had appealed a Bankruptcy Court award to the Liquidation Trust of $1.0 million to the United States District Court for the District of Delaware (the “District Court”). During March 2006, the District Court upheld the decision and award of the Bankruptcy Court. The defendant has further appealed the affirmation by the District Court to the United States Court of Appeals for the Third Circuit (the “Court of Appeals”). A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement. Prosecution of all other significant preference litigation has been completed.
Federal Court Cases
     The Bondholder Action
     In March 2004 the District Court issued an opinion and order (collectively, the “Decision”) in the Bondholder Action, directing the entry of judgment in favor of Fleet and GECC. The Liquidation Trust appealed the Decision, and in July 2005 the Court of Appeals issued its Opinion affirming the March 2004 Decision. The Liquidation Trust’s motion for reconsideration and reversal of the Court of Appeals Opinion was denied by the Court of Appeals during August 2005, and the Liquidation Trust has determined not to pursue the action further. Subsequent to June 30, 2006, the Liquidation Trust, Fleet and

GECC reached an agreement in principle to settle all claims, the terms of which are described immediately below.
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
     The Liquidation Trust continued to negotiate with some of the remaining parties, reaching a settlement in principle with both Fleet and GECC subsequent to June 30, 2006. Subject to certain conditions, including Fleet documenting certain expenditures to the satisfaction of the Liquidation Trustee, the Liquidation Trust, Fleet and GECC have agreed in principle to release each other from further claims and, upon payment to Fleet of $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC will release any claim on the balance of the Fleet Reserve. The settlement is also subject to the approval of the Bankruptcy Court. The settlement in principle has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement had no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
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

HECHINGER LIQUIDATION TRUST

Date: August 14, 2006	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q
Exhibit No.
31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 u.s.c. Section 1350