Form 10-K
period 2006-09-30
HECHINGER LIQUIDATION TRUST
filed 2006-12-29
CIK 1213411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 000-50160
HECHINGER LIQUIDATION TRUST
(Exact name of registrant as specified in its charter)

Delaware	52-7230151

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

405 East Gude Drive, Suite 206
Rockville, Maryland	20850

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (301) 838-4311
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class 4A, Class 4B, and Class 5
Beneficial Interests
in the Liquidation Trust Established Under
the Liquidation Trust Agreement

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
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
     The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”). As of September 30, 2006, the Liquidation Trust had no full-time employees. The Liquidation Trustee and one other employee manage and monitor the affairs of the Liquidation Trust on a part-time basis, with periodic assistance from other former employees.
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
     The Liquidation Trust will terminate upon the earlier of (i) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (ii) by October 26, 2007, unless the Bankruptcy Court approves a further extension of the term.
     During the fiscal year ended September 30, 2006, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeals for the Third Circuit (the “Court of Appeals”), resolution of disputed claims, and Distributions, all as further explained below. Amounts shown throughout this document are rounded and are therefore approximate.

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
     As of September 30, 2006, only one significant preference litigation action continued – of approximately 1,800 filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of September 30, 2006. Oral argument is scheduled for April 2007 and a Court of Appeals decision in this case is expected in late 2007. In addition, the Liquidation Trust continued to make collections efforts with respect to settlements and default judgments obtained for other preference actions.
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
     During August 2002, pursuant to a stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”), one of the defendants in both the Bondholder Action and the Committee Action (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation contained provisions pursuant to which Fleet could seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action in favor of Fleet.
     Following adverse decisions on the Bondholder Action during 2004 and 2005, the Liquidation Trust determined not to pursue this action further.
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During September 2005, the Liquidation Trust reached a settlement with certain of the remaining defendants in the Committee Action, as a result of which, in addition to other consideration, those defendants paid the Liquidation Trust $7.0 million during October 2005.
     The Liquidation Trust has continued to pursue the Committee Action in the belief it may provide significant returns to the beneficiaries of the Liquidation Trust. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals. A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Court of Appeals has not yet issued a scheduling order in this case.

     The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006 (the “Fleet Settlement”). Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.
     In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action. The Committee Action and the status thereof is more fully described herein under Part I, Item 3., “Legal Proceedings.”
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
     During the fiscal year ended September 30, 2006, the Liquidation Trust resolved 4 previously Disputed Claims, leaving a total of 17 Disputed Claims as of September 30, 2006.
D. Claims payments and distributions
     1. Rights of Claimants
     Claims against the Debtors are classified in the priorities established under the Bankruptcy Code, and paid under the provisions of the Plan, which provides the framework under which the Liquidation Trust operates. The Plan spells out the rights and priorities of each specific classification of Claim, formalized as various “Classes” of Claims against the Debtors as follows:

Summary of Payment Rights of Allowed Claimants Under the Plan

Claimant’s
Relationship to
Claims Allowed with Respect to:	Payment Rights	Liquidation Trust	Names of Claims Classes as Defined in the Plan
Liabilities incurred after the filing for bankruptcy.	Paid in full.	Creditor	Administrative and Fee Claims

Liabilities incurred before the filing for bankruptcy, to the extent they were secured or among the limited number of specific liabilities granted priority under the Bankruptcy Code.	Paid in full.	Creditor	Class 2 (DIP Bank Secured and Bank Letter of Credit) and Class 3 (Non-Bank Secured) Claims; and Priority Tax and Class 1 (Priority Non-Tax) Claims

Other liabilities incurred before the filing for bankruptcy, and totaling $2,500 or less.	Not paid in full. Paid at 7.5% of Allowed amount.	Creditor	Class 4C (Convenience) Claims

All other liabilities incurred before the filing for bankruptcy.	Not paid in full. Paid pro rata. See “Beneficiaries of the Liquidation Trust,” below.	Beneficiary (owner)	Class 4A (Senior Unsecured), Class 4B (General Unsecured), and Class 5 (Subordinated Debentures) Claims
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
     During the fiscal year ended September 30, 2006, the Liquidation Trust made no payments in settlement of Unimpaired and Convenience Class Claims, because substantially all of the Unimpaired and Convenience Claims had been settled and paid in previous fiscal years.
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
     i. General beneficiary information
     Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2006, that $720.4 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately. The Liquidation Trust estimates that there may ultimately be as many as 2,087 beneficiaries of the Liquidation Trust.
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

     ii. Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests
     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2006, in the cumulative amount of 10.2911% of the Allowed amount of Impaired Claims, as follows: August 2002, 4.515%; June 2003, 2.058%; September 2004, 1.527%; April 2005, 1.0%; and November 2005, 1.1911%.
     The Liquidation Trust filed the Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B during November 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s Class 4B Claim, allowed in the amount of $150.0 million, was excluded from this Distribution. Pursuant to the Notice, the Liquidation Trust authorized a Distribution of 1.1911% of the Allowed amount to the holders of Allowed Impaired Claims, which was paid during December 2005.
     Each Distribution was subject to maintaining reserves for the estimated amount of Disputed Impaired Claims, as approved by the Bankruptcy Court for the purpose of establishing adequate reserves. As of September 30, 2006, the Liquidation Trust has therefore reserved a total of 10.2911%, the cumulative Distribution rate, of the estimated amount for each remaining Disputed Impaired Claim. The reserve for Disputed Impaired Claims, totaling $2.4 million as of September 30, 2006, is periodically paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.
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
     As of September 30, 2006, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $71.4 million, as follows:
($ in millions)

Class 4A (Senior Unsecured Claims)	$30.6
Class 4B (General Unsecured Claims)	40.8
Class 5 (Subordinated Debentures Claims)	—

Total	$71.4

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
Item 1A. Risk Factors
     Because the Liquidation Trust is not engaged in any trade or business, and generally exists for the limited purpose of liquidating any and all remaining assets of the Debtors, risks of the Liquidation Trust are limited. Risks primarily include:
•	Unfavorable results of causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions, lender liability actions, fraud actions and breach of fiduciary duty actions;

•	Unfavorable resolutions of disputed claims asserted against the Debtors; and

•	Disputes arising out of Distributions and payments to holders of Claims allowed pursuant to the Plan.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
The Liquidation Trust does not have any material physical properties.
Item 3. Legal Proceedings
Litigation and Other Proceedings on behalf of the Liquidation Trust
Federal Court Case
     The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the District Court and in the Court of Appeals. This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).
     An amended complaint with respect to the Committee Action was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”

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
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.
     During September 2005, the Liquidation Trust reached a settlement agreement with the Officer and Director Defendants. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants.
     A March 2006 mediation ordered and conducted by the Third Circuit Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006. Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.
     In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action, for which the Court of Appeals has not yet issued a scheduling order. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.
Bankruptcy Court Case
     As of September 30, 2006, only one significant preference litigation action continued – of approximately 1,800 filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continues. Oral argument is scheduled for April 2007 and a Court of Appeals decision in this case is expected in late 2007. Prosecution of all other significant preference litigation has been completed. The basis for such actions by the Liquidation Trust is described herein under Part I, Item 1., “Business.”
Litigation and Other Proceedings Against the Liquidation Trust
     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2006, a total of 17 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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
     The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop. At September 30, 2006, there were 2,076 holders of record of Beneficial Interests.
     The Liquidation Trust does not pay dividends.
     The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. As described more fully under Part I, Item 1., “Business,” above, under subheading D., “Claims payments and distributions,” as of September 30, 2006, Distributions have been authorized and paid at the cumulative rate of 10.2911% of the amount of each Impaired Claim as Allowed.
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
     The Liquidation Trust believes that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Financial Statements in accordance with the liquidation basis of accounting:
A. Assets
     Total assets as of September 30, 2006 were $20.3 million, consisting of cash and cash equivalents, preference receivables and other assets. Of this amount, $0.9 million of net preference receivables were subject to estimation.
1. Preference receivables
     Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of any remaining preference cases. As of September 30, 2006 and September 30, 2005, the Liquidation Trust estimated the fair value of preference receivables substantially based on the fair value, net of costs to collect, of one remaining significant action. In this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million, a judgment affirmed in its entirety by the District Court. Although the defendant has further appealed the decision and award to the Court of Appeals, the Liquidation Trust believes that ultimate collection of the full award is likely.
B. Liabilities
     Total liabilities as of September 30, 2006 were $4.2 million, mainly consisting of $2.1 million of estimated costs of liquidation, and $1.3 million of estimated Unimpaired Claims payable.
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

     a. Wind-down reserve
     Substantially all of the day-to-day operations of the Liquidation Trust were terminated as of June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2008. These final items include resolution of the remaining 17 Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. The Liquidation Trust expects its final responsibilities to be completed in February 2008, and believes the remaining Wind-down Reserve balance of $1.7 million is sufficient for its limited remaining operations and final termination obligations.
     The actual duration of the Liquidation Trust and the associated Wind-down costs, however, have been very difficult to estimate. Accordingly, the Wind-down Reserve was increased by $1.0 million, $0.1 million and $1.7 million during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time.
     The pace of litigation, which is not under the Liquidation Trust’s control, is the greatest uncertainty in estimating the final termination date of the Liquidation Trust. Should the termination date of the Liquidation Trust extend beyond February 2008, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.
     b. Litigation reserve
     Among the property transferred to the Liquidation Trust pursuant to the Plan as of the Effective Date, and as defined and more fully described in Part I, Item 1., “Business,” and Item 3., “Legal Proceedings”, above, were two separate legal actions commenced against third parties by the Official Committee of Unsecured Creditors and by the trustee under an indenture governing certain debt instruments issued by one of the Debtors, respectively referred to herein as the Committee Action and the Bondholder Action.
     The Liquidation Trust established the Litigation Reserve for the estimated costs of pursuing this litigation. The prosecution of these actions is complex in nature and scale and forecasting its total cost has been very difficult. No change in the Litigation Reserve was deemed necessary either during the fiscal year ended September 30, 2006 or during the fiscal year ended September 30, 2005, based on the status of the litigation and its estimated remaining cost. The Litigation Reserve was increased by $2.6 million during the fiscal year ended September 30, 2004. This increase arose primarily as a result of the District Court’s adverse decision in, and the Liquidation Trust’s appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action. Further, the initial plan for these actions did not anticipate the number and scope of discovery requests, depositions, and motions, and the various delays in scheduling and proceeding with the cases. Additionally, the defenses raised by the defendants required expenditures, at levels not originally anticipated, for experts in insolvency and valuation.
     Each of the increases in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with these increases were considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust has obtained such approval for each increase. The Liquidation Trust believes that the $0.4 million remaining balance in the Litigation Reserve as of September 30, 2006 is sufficient to cover the costs of its current litigation objectives; namely, appealing the District Court’s Summary Judgment Decision in the Committee Action, as further described in Part I, Item 3., “Legal Proceedings,” above.

2. Unimpaired claims payable
     Claims liabilities are recorded at estimated aggregate settlement amounts, which requires estimates of claims resolution results. Claims are evaluated by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement amount of each Claim based on currently available information.
     As of September 30, 2006 and September 30, 2005, Unimpaired Claims payable included only three Disputed Unimpaired Claims with an estimated fair value of zero, because the Liquidation Trust expects these claims will not be paid, and Allowed but unpaid Unimpaired Claims totaling $1.3 million.
     Pursuant to the Plan, certain fees and expenses which Kmart incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2006 and September 30, 2005 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount, per the Plan, of $1.3 million.
     If all remaining Disputed Unimpaired Claims were to be allowed at the amounts estimated by the Liquidation Trust and approved by the Bankruptcy Court for reserve purposes, net assets in liquidation would not be materially reduced.
3. Fleet settlement accrual
     SFAS No. 5, “Accounting for Contingencies,” requires a loss contingency to be accrued when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Following adverse court decisions with respect to the Bondholder Action during 2004 and 2005, as of September 30, 2005, the Liquidation Trust recorded a liability designated as the Fleet loss contingency accrual (subsequently incorporated into the Fleet settlement accrual) in the amount of $3.5 million.
     Based on certain terms of the Fleet Stipulation (as discussed above in Item 1., Part 1., “Business”) and other factors affecting the likely cost of Fleet’s defense of the Bondholder Action, the Liquidation Trust believed that the amount of $3.5 million was the best available estimate of the amount of the loss contingency.
     As of September 30, 2006, the Liquidation Trust’s liability to Fleet under the terms of the Fleet Stipulation has been settled and paid pursuant to the Fleet Settlement. Among other terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve and Fleet and GECC released any claim to the balance of the Fleet Reserve. The remaining Fleet Reserve balance of $2.8 million was therefore released from contingency reserves, and, as of September 30, 2006, the related loss contingency accrual is no longer applicable.
C. Contingencies
     Contingent assets and liabilities are valued at the Liquidation Trust’s estimated future cash flows, which require a significant number of estimates and assumptions regarding collectibility, probable outcomes, courses of action, and various other factors.
     In particular, the Liquidation Trustee, the Committee, and their respective counsel believe that continued pursuit of its appeal concerning the Committee Action may result in significant returns to the beneficiaries of the Liquidation Trust, net of any contingent fees which may be owed to Liquidation Trust counsel pursuing the Committee Action. However, the amount of any such return is not reasonably quantifiable, and therefore, no asset has been recorded.
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
III. Management’s Discussion and Analysis of Financial Information
     Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2006 and September 30, 2005 and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, and the notes thereto, which are included with this report on Form 10-K under Part IV, Item 15., below. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.
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

A. Changes in net assets in liquidation
     The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Increase/(decrease) in net assets in liquidation
Distributions authorized	$(6,977)	$(7,306)	$(12,732)
Fleet settlement accrual	(4,750)	(3,500)	—
Committee action settlement	—	7,000	—
Increase in estimated costs of liquidation
Wind-down reserve	(973)	(124)	(1,673)
Litigation reserve	—	—	(2,600)
Increase in estimated fair value of preference receivables, net	119	521	3,639
Decrease in estimated fair value of unimpaired and convenience claims payable	—	23	6,020
Interest income	1,083	634	287
Other increases	638	1,175	925

Net decrease in net assets in liquidation	$(10,860)	$(1,577)	$(6,134)

1. Distributions authorized
     During September 2004, the Liquidation Trust authorized a third interim Distribution of 1.527% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Distributions authorized during the fiscal year ended September 30, 2004 totaled $12.7 million, primarily representing the third interim Distribution for holders of $704.0 million of Allowed Impaired Claims, as well as Distributions payable at the previously authorized cumulative rate of 6.573% to holders of $29.5 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2004.
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
     During November 2005, the Liquidation Trust authorized a fifth interim Distribution of 1.1911% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s Class 4B Claim, allowed in the amount of $150.0 million, was excluded from this Distribution. Distributions authorized during the fiscal year ended September 30, 2006 totaled $7.0 million, primarily representing the fifth interim Distribution for holders of $559.8 million of Allowed Impaired Claims, as well as Distributions payable at the previous cumulative rate of 9.1% to holders of $3.7 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2006.
     As of September 30, 2006, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $71.4 million. No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.
     These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve Claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation.

2. Fleet settlement accrual
     During the year ended September 30, 2005, the Liquidation Trust recorded the Fleet loss contingency accrual as a decrease in net assets in liquidation of $3.5 million, primarily related to adverse court decisions in the Bondholder Action (discussed in Part I, Item 1., “Business,” above) and taking into account the terms of the Fleet Stipulation. The basis for this accrual, subsequently incorporated into the Fleet settlement accrual, is discussed in more detail in “Critical Accounting Policies and Estimates,” above. During the year ended September 30, 2006, and based upon the Fleet Settlement, the Liquidation Trust recorded an additional expense of $4.8 million, for a total expense equal to the September 2006 payment to Fleet of $8.3 million from the $11.0 million Fleet Reserve pursuant to the Fleet Settlement.
3. Committee Action settlement
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants in the Committee Action. Under the terms of the agreement, $7.0 million was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
4. Estimated costs of liquidation
     The estimated costs of liquidation consist of the Wind-down Reserve and the Litigation Reserve, representing the projected costs of operating the Liquidation Trust through its termination.
     Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2008. These final items include resolution of the remaining 17 Disputed Claims and all litigation, a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. The estimated costs of liquidation have been periodically increased as follows:
     a. Wind-down Reserve
     Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended, the remaining Wind-down Reserve was increased by $1.0 million during the fiscal year ended September 30, 2006, as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost and applicable term of necessary insurance coverages has increased significantly from the Liquidation Trust’s previous estimates. The Wind-Down Reserve was increased by $0.1 million during the fiscal year ended September 30, 2005 as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, generally offset by slower spending than planned. The Wind-down Reserve was increased by $1.7 million during the fiscal year ended September 30, 2004, in part because, during that period, certain key trial dates were scheduled for 2005.
     b. Litigation Reserve
     The Litigation Reserve was established to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action. See Part I, Item 1., “Business”, and Item 3., “Legal Proceedings,” above, for the status of these actions. During the fiscal year ended September 30, 2006 and the fiscal year ended September 30, 2005, no increase in the Litigation Reserve was required for the current litigation objective; namely, appealing the District Court’s Summary Judgment Decision and related judgment in the Committee Action. The Litigation Reserve was increased by $2.6 million during the fiscal year ended September 30, 2004, based on estimated future expenses with respect to the appeal of the District Court’s adverse decision in the Bondholder Action and the trial of the Committee Action.

5. Estimated fair value of preference receivables
     The Liquidation Trust has pursued a number of actions against former creditors of the Debtors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings (the “Preference Receivables”). The value of Preference Receivables is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel. As of September 30, 2006 and September 30, 2005, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $0.9 million.
     The following table summarizes the significant sources of changes in estimated fair value of Preference Receivables for the periods as indicated:

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Basis of change
Trial judgment awarded	$—	$450	$—
Aggregated cases estimate and other	119	71	(111)
Case-by-case estimate for certain large cases	—	—	3,750

Net increase in fair value	$119	$521	$3,639

     During the fiscal year ended September 30, 2006, the Liquidation Trust increased its estimate of the net fair value of its preference receivables by $0.1 million, primarily as a result of its collections of amounts owed under default judgments and under settlements with other entities in bankruptcy, the value of which is uncertain until collected. During the fiscal year ended September 30, 2005, the Liquidation Trust increased its estimate of the net fair value of its preference cases by $0.5 million, primarily based on the only significant remaining case, in which the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During the fiscal year ended September 30, 2004, the Liquidation Trust increased its estimate of the net fair value of its preference cases by $3.6 million, based on recent settlements and partially offset by the Liquidation Trust’s increased costs of collections related to the final, most complicated and heavily litigated cases.
     The ultimate outcome of each preference action, especially the larger, and by their very nature, more complicated cases, is unpredictable until long after the case has been filed, and until a considerable amount of research has occurred, specific underlying facts have been determined, and analysis has been completed. Therefore, the Liquidation Trust originally assigned no value to certain of the largest potential preference cases until fact-finding and initial negotiation indicated that some collection was likely. The last such case was settled during the fiscal year ended September 30, 2004, resulting in an increase in estimates (included in the changes in estimate total cited in the previous paragraph) of $3.8 million during the fiscal year ended September 30, 2004. No such change occurred during the fiscal years ended September 30, 2006 and September 30, 2005 because all such cases were settled previously.
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

6. Estimated fair value of claims payable
     The following table summarizes the activity, for the fiscal periods as indicated, which reduced Unimpaired Claims payable (and the insignificant Convenience Claims payable) from $11.1 million as of September 30, 2003 to the balance of $1.3 million as of September 30, 2006:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Balance at beginning of year	$1,337	$2,970	$11,066
Unimpaired claims paid	—	(1,010)	(886)
Receivables from Kemper offset	—	(600)	(1,190)
Changes in estimate	—	(23)	(6,020)

Balance at end of year	$1,337	$1,337	$2,970

Number of disputed unimpaired claims remaining at the end of each year	3	3	9

     As a result of the ongoing Claims resolution process, fewer Disputed Unimpaired Claims remain as of each successive valuation date, and the Liquidation Trust becomes more familiar with the validity and estimated value of each remaining Disputed Unimpaired Claim. Thus, there were no changes in estimate during the year ended September 30, 2006, and changes in estimate during the year ended September 30, 2005 were insignificant. Further, changes in estimate during the fiscal year ended September 30, 2004 related almost exclusively to a single secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”).
     Substantially all of the $1.6 million decrease in Unimpaired Claims payable from September 30, 2004 to September 30, 2005 resulted from a net payment of $1.0 million made to Kemper, representing the $1.6 million final settlement of its secured Claim, offset by the $0.6 million settlement of certain claims by the Liquidation Trust against Kemper.
     The total decrease of $8.1 million in Unimpaired Claims payable from September 30, 2003 to September 30, 2004 primarily resulted from (a) Claims payments of $0.9 million, (b) application of a $1.2 million receivable from Kemper, which Kemper applied against the Insurance Claims, and (c) a $6.0 million decrease in the estimated fair value of Unimpaired Claims payable, primarily for the Kemper Claim. The change in estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. The letter of credit held by Kemper, with a balance of $8.6 million as of September 30, 2004, previously represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses.
7. Other increases
     a. Interest income
     The Liquidation Trust’s cash investments yielded interest income, increasing net assets in liquidation, of $1.1 million, $0.6 million and $0.3 million during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively. The increase in interest income during each of the fiscal years resulted primarily from significant increases in interest rates.

     b. Other
     Realization of other miscellaneous assets in excess of their previously estimated net fair value, if any, increased net assets in liquidation by $0.6 million, $1.2 million and $0.9 million during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively. Each of these increases in estimated net fair value is primarily due to one specific item during each of the fiscal periods. As of September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement reached subsequent to year-end with former counsel to the Debtors in connection with the 1997 Transactions. During the fiscal year ended September 30, 2005, the Liquidation Trust reached and recorded a $0.6 million settlement of the Liquidation Trust’s claims against Kemper, collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim. During the fiscal year ended September 30, 2004, the Liquidation Trust reached, recorded and collected a $0.7 million settlement in litigation against a former insurance broker of the Debtors. No value had been assigned to these matters prior to settlement of the associated negotiations or litigation.
B. Cash receipts and disbursements
     The following table summarizes cash receipts and disbursements for the periods as indicated:

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Cash receipts
Committee action collection	$7,000	$—	$—
Preference collections, before costs of recovery	257	3,973	8,242
Other	34	732	1,079
Interest income	1,083	634	287

Total receipts	8,374	5,339	9,608

Cash disbursements
Fleet settlement	8,250	—	—
Legal and professional fees
Litigation	359	1,654	2,676
Preference recoveries	189	1,172	1,797
Trust operations	247	615	1,571
Operating expenses	480	1,591	1,735
Claims payments	—	1,010	886
Reissued/(voided) claims checks, net	(70)	(219)	235
Distributions paid	6,845	7,242	13,170

Total disbursements	16,300	13,065	22,070

Net decrease in cash and cash equivalents	$(7,926)	$(7,726)	$(12,462)

1. Cash receipts
     During the fiscal year ended September 30, 2006, the Liquidation Trust received the $7.0 million Committee Action settlement from the Director and Officer Defendants.

     Preference collections have been ongoing since approximately 1,800 preference actions were filed in mid-2001. As a result of the declining number of open preference cases, preference collections during each recent fiscal year have declined substantially. During the fiscal year ended September 30, 2006, preference collections aggregating $0.3 million were received from 10 vendors. During the fiscal year ended September 30, 2005, by contrast, 4 vendors paid settlements aggregating $3.3 million, which were reached only as trial dates, first scheduled by the Bankruptcy Court during 2004, approached. In addition, the Liquidation Trust collected a total of $0.7 million from 17 other vendors. Receipts during the fiscal year ended September 30, 2004 included a single pre-trial settlement of $3.8 million in addition to payments aggregating $4.5 million from over 100 other vendors.
     During the fiscal years ended September 30, 2005 and September 30, 2004, the most substantial non-preference receipts were a distribution from a former insurer of the Debtors of $0.4 million, and settlement proceeds of $0.7 million from a former insurance broker of the Debtors, respectively.
     Interest income increased each year as a result of ongoing increases in interest rates.
2. Fleet settlement
     During the fiscal year ended September 30, 2006, the Liquidation Trust paid the $8.3 million Fleet Settlement.
3. Legal and professional fees
     Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.
     a. Litigation fees
     Litigation fees decreased by $1.3 million from the fiscal year ended September 30, 2005 to the year ended September 30, 2006, and by $1.0 million from the fiscal year ended September 30, 2004 to the fiscal year ended September 30, 2005. During the fiscal year ended September 30, 2006, the Liquidation Trust’s fees related mainly to preparation for the initial appeal brief in the Committee Action and participation in mediations, in addition to a $0.1 million payment to an expert in key matters. During the fiscal year ended September 30, 2005, the Liquidation Trust contested numerous summary judgment motions and pursued settlements in the Committee Action and the appeals in the Bondholder Action. During the fiscal year ended September 30, 2004, the Liquidation Trust was actively pursuing the Bondholder Action through trial and the initial appeal, while continuing preparation for the Committee Action trial, originally scheduled for January 2004.
     b. Preference recovery fees
     The following table details preference collections and the associated fees and expenses for the periods as indicated:

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Preference collections
Subject to contingent collection fees	$257	$3,798	$4,492
Other	—	175	3,750

Total preference collections	$257	$3,973	$8,242

Preference recovery fees
Contingent collection fees	$179	$858	$1,341
Expenses and expert fees	10	314	456

Total preference recovery fees	$189	$1,172	$1,797

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
     Contingent collection fees, which excluded expert fees and other expenses, were 70%, 23% and 30% of preference collections subject to contingent fees for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively.
     During the fiscal year ended September 30, 2006, preference collections were primarily collections of default judgments and less significant settlements, for which the contingent fees were therefore nearer the higher end of the rate scale. In addition, the Liquidation Trust also paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust received from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, which value resulted in decreased Claims payments (“Waiver Fees”).
     During the fiscal year ended September 30, 2005, substantially all of the $3.8 million of preference recoveries subject to contingent collection fees related to four significant cases, for which the contingent fees were therefore nearer the lower end of the rate scale. However, the Liquidation Trust also paid Waiver Fees of $0.3 million to its preference collections counsel. In addition, during the fiscal year ended September 30, 2005, the Liquidation Trust paid $0.3 million of fees for expert reports in connection with the preference litigation.
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
     c. Liquidation Trust operations
     Legal fees for Liquidation Trust operations have decreased as the number and type of open matters declines. During the fiscal year ended September 30, 2004, such fees related to settlement of numerous significant claims, including research and negotiation of contested personal injury claims, as well as preparation and prosecution of significant claims against certain former vendors of the Debtors, including the case against Kemper and a very substantial preference action. Other than the Kemper matter, settled during 2005, few such cases remained during the fiscal years ended September 30, 2005 and September 30, 2006.
4. Operating expenses
     Operating expenses during the fiscal year ended September 30, 2006 were significantly less than those during the fiscal year ended September 30, 2005, almost entirely due to a substantial decrease in total compensation to the Liquidation Trust’s employees. Operating expenses during the fiscal year ended September 30, 2005 were substantially comparable to those during the fiscal year ended September 30, 2004. Although the Liquidation Trust terminated all full-time employment during June 2005, the change to part-time status also resulted in severance paid to the affected employees. The resulting net increase in payroll was more than offset by decreases in occupancy costs as a result of the Liquidation Trust’s June 2004 relocation to much smaller office space and a decrease in insurance costs based on a reduction in the Liquidation Trust’s ongoing insurance requirements.

5.	Claims payments
     During the fiscal year ended September 30, 2006, no Unimpaired Claims were paid. During the fiscal year ended September 30, 2005, only one significant Unimpaired Claim was paid, settling the Kemper Claim for a net payment of $1.0 million made to Kemper, representing the $1.6 million final settlement of its secured Claim offset by the $0.6 million settlement of the Liquidation Trust’s claims against Kemper. During the fiscal year ended September 30, 2004, $0.9 million of Unimpaired Claims payments were made to several holders of newly Allowed Unimpaired Claims.
6. Distributions paid
     Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. As a result of the Distributions authorized, as described above, the fifth interim Distribution was paid during December 2005 at a rate of 1.1911% (excluding the Kmart General Unsecured Claim of $150.0 million pursuant to the Plan, because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement), the fourth interim Distribution was paid during May 2005 at a rate of 1.0%, and the third interim Distribution was paid during September 2004 at a rate of 1.527%. As also described above, Impaired Claims newly allowed during each period became eligible for payment at the then cumulative Distribution rate.
C. Cash and selected contingency and other reserves
1. Cash and cash equivalents
     The Liquidation Trust’s cash and cash equivalents balance decreased by $7.9 million, from $26.6 million as of September 30, 2005, to $18.7 million as of September 30, 2006. The decrease resulted primarily from payment of the Fleet Settlement and from Distributions to holders of Beneficial Interests, partially offset by cash receipts, primarily from the Directors and Officers Settlement.
     The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved or (c) Other. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.
     a. Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.9 million as of September 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $25.2 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The required amount of Available Cash of $3.1 million as of September 30, 2005 was based primarily on the cumulative Distribution rate of 9.1%, for $31.6 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.
     b. Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $11.0 million from September 30, 2005 to September 30, 2006, to a balance of $11.2 million, primarily as a result of the Fleet Settlement.
     c. Other Cash increased by $3.3 million from September 30, 2005 to a balance of $4.7 million as of September 30, 2006, primarily as a result of the release of $2.8 million of Reserved Cash pursuant to the Fleet Settlement.

2. Significant contingency reserves
     The estimated amounts of the operating expenses of the Liquidation Trust, as well as estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, are recorded as liabilities in the Statements of Net Assets in Liquidation. Certain other reserves represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net Assets in Liquidation. These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation. Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests. Significant contingency reserves as of September 30, 2006 include the litigation appeals provision, the Excess Disputed Unimpaired Claims Reserve and the Impaired Claims Reserve, and the minimum reserve. Significant contingency reserves as of September 30, 2005 also included the Fleet Reserve.
     a. Litigation appeals provision
     The litigation appeals provision represents cash held in reserve to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action. The Liquidation Trustee designated this contingency reserve in the amount of $4.0 million after concluding that future cash receipts of the Liquidation Trust might not be sufficient to fund such actions prospectively. No liability has been accrued in connection with such possible future actions because the Liquidation Trust has not determined that any such action required will necessitate additional funding of the Litigation Reserve.
     b. Excess Disputed Unimpaired Claims Reserves
     The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the “Claims Reserves”). The Excess Disputed Unimpaired Claims Reserve balance of $0.3 million as of September 30, 2006 and September 30, 2005 represented the reserved value of Disputed Unimpaired Claims in excess of the amount the Liquidation Trust expected to pay with respect to such Claims.
     c. Impaired Claims Reserve
     The Liquidation Trust also maintains the Impaired Claims Reserve, which totaled $2.4 million as of September 30, 2006 and $2.8 million as of September 30, 2005 at the then current cumulative Distribution rates. The Impaired Claims Reserve represents an equity interest in the net assets, if any, after payment of all Liquidation Trust liabilities, for the benefit of holders of Impaired Claims which remain disputed. The $0.4 million decrease in the Impaired Claims Reserve from September 30, 2005 to September 30, 2006 reflects the decrease in the reserved value of Disputed Impaired Claims, partially offset by the increase in the cumulative Distribution rate to 10.2911% from 9.1%.
     As of September 30, 2006 and September 30, 2005, the asserted value of Disputed Impaired Claims was $48.7 million and $55.2 million, respectively. During the fiscal year ended September 30, 2006, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $6.5 million, primarily by resolving certain Impaired Claims associated with recently concluded litigation.
     d. Minimum reserve
     The minimum reserve, established in the amount of $3.0 million pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

     e. Fleet Reserve
     As of September 30, 2005, the Liquidation Trust maintained the Fleet Reserve in the aggregate amount of $11.0 million, pursuant to a stipulation with Fleet, for certain claims which Fleet might assert related to the Bondholder Action and/or the Committee Action. The Fleet loss contingency accrual (subsequently incorporated into the Fleet settlement accrual), totaling $3.5 million of the $11.0 million Fleet Reserve, was recorded as a liability related to adverse court decisions in the Bondholder Action, as explained above. Consistent with the Liquidation Trust’s assessment of the probability of a loss in accordance with SFAS No. 5, the $7.5 million Fleet Reserve balance remained classified as a contingency reserve as of September 30, 2005 because the Liquidation Trust had appealed the adverse Summary Judgment Decision and related judgment in the Committee Action and did not consider Fleet likely to ultimately prevail in this Action.
     As a result of the Fleet Settlement, the Fleet Reserve is no longer applicable as of September 30, 2006. Among other terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve and Fleet and GECC released any claim to the balance of the Fleet Reserve. The remaining balance of $2.8 million was therefore released from contingency reserves, increasing Other Cash.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     As the Liquidation Trust’s investment activities are limited by the terms of the Plan and the Bankruptcy Code, the disclosures of Item 305 of Regulation S-K with regard to Market Risk are not applicable, and therefore are omitted.
Item 8. Financial Statements and Supplementary Data
     The financial statements and supplementary financial data required by this Item 8 are set forth in Part IV, Item 15. of this Form 10-K. Any information which has been omitted is either inapplicable or not required.
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
     The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2006.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers
     Conrad F. Hocking, the Liquidation Trustee, age 53, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust. Prior thereto, Mr. Hocking served as Chief Executive Officer and Chief Financial Officer of Hechinger since May 2000. Mr. Hocking holds a Bachelor of Science degree from George Mason University. Mr. Hocking’s principal business address is 405 East Gude Drive, Suite 206, Rockville, Maryland 20850.
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
     The Liquidation Trustee and all Liquidation Trust employees have executed the Liquidation Trust Code of Ethics.
Item 11. Executive Compensation
     The Liquidation Trustee is currently employed on a part-time basis at the rate of $190 per hour. During the fiscal year ended September 30, 2006, salary payments to the Liquidation Trustee totaled $61,083. The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits. The Liquidation Trustee is reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the fiscal year ended September 30, 2006, reimbursements for such expenses, which are subject to Committee review, totaled $2,550, primarily for supplies purchased for the Liquidation Trust’s office.
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
Item 13. Certain Relationships and Related Transactions
     None.

Item 14. Principal Accounting Fees and Services
     Fees paid to the Liquidation Trust’s principal accounting firm during the periods as indicated were:

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
($ in thousands)	September 30, 2006	September 30, 2005	September 30, 2004
Audit services	$52	$57	$47
Tax services	8	8	21

Total	$60	$65	$68

     The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable. Tax services performed for the Liquidation Trust relate to preparation of the Liquidation Trust’s tax returns.
PART IV
Item 15. Exhibits and Financial Statement Schedules
1.	Financial Statements

Financial Statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004
2.	Financial Statement Schedules

Financial statement schedules are either not applicable or the required information has been provided in the financial statements or the notes thereto, filed herewith under Item 15.

3.	Exhibits

The following exhibits are filed with this Form 10-K:

Exhibit
No.	Note	Description
2.1	(1)	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1	(1)	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1	(2)	Code of Ethics.

23.1	(5)	Consent of Independent Registered Public Accounting Firm.

31.1	(5)	Certification by Liquidation Trustee.

32.1	(5)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(3)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(4)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(4)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

(3)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.

(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2005.

(5)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: December 29, 2006	By:	/s/ Conrad F. Hocking

	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

Index to Financial Statements
Hechinger Liquidation Trust
Financial Statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004

Report of Independent Registered Public Accounting Firm
We have audited the Statements of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust”) as of September 30, 2006 and September 30, 2005 and the related Statements of Changes in Net Assets in Liquidation and Statements of Cash Receipts and Disbursements for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004. The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audits.
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
We were unable to confirm preference receivables aggregating $0.853 million as of September 30, 2006 and $0.869 million as of September 30, 2005 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.
As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.
In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2006 and September 30, 2005 and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, in conformity with U. S. generally accepted accounting principles, applied on the basis described in the preceding paragraph.
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
/s/ Kaiser, Scherer & Schlegel, PLLC
McLean, Virginia
December 27, 2006

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2006	September 30, 2005
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$2,872	$3,054
Reserved	11,193	22,206
Other	4,658	1,389

Total cash and cash equivalents	18,723	26,649

Committee action settlement receivable	—	7,000
Preference receivables (net of costs of recovery of $147 and $152, respectively)	853	869
Other assets	674	3

Total assets	20,250	34,521

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	431	361
Distributions payable	424	292
Estimated costs of liquidation
Wind-down reserve	1,682	1,436
Litigation reserve	371	730
Fleet settlement accrual	—	3,500

Total liabilities	4,245	7,656

Net Assets in Liquidation	$16,005	$26,865

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2004
Increase/(decrease) in Net Assets in Liquidation
Fleet settlement accrual	$(4,750)	$(3,500)	$—
Committee action settlement	—	7,000	—
Increase in estimated costs of liquidation
Wind-down reserve	(973)	(124)	(1,673)
Litigation reserve	—	—	(2,600)
Increase in estimated fair value of preference receivables, net	119	521	3,639
Decrease in estimated fair value of unimpaired and convenience claims payable	—	23	6,020
Interest income	1,083	634	287
Other increases	638	1,175	925

Net (decrease)/increase in Net Assets in Liquidation before distributions authorized	(3,883)	5,729	6,598

Distributions authorized	(6,977)	(7,306)	(12,732)

Net decrease in Net Assets in Liquidation after distributions authorized	(10,860)	(1,577)	(6,134)

Net Assets in Liquidation at beginning of year	26,865	28,442	34,576

Net Assets in Liquidation at end of year	$16,005	$26,865	$28,442

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2004
Cash receipts
Collection of committee action settlement	$7,000	$—	$—
Preference collections, before costs of recovery	257	3,973	8,242
Other receipts	34	732	1,079
Interest income	1,083	634	287

Total cash receipts	8,374	5,339	9,608

Cash disbursements
Fleet settlement	8,250	—	—
Costs of liquidation
Legal and professional fees
Litigation	359	1,654	2,676
Preference recoveries	189	1,172	1,797
Liquidation Trust operations	247	615	1,571
Operating expenses	480	1,591	1,735
Unimpaired and convenience claims	—	1,010	886
Reissued/(voided) claims checks, net	(70)	(219)	235

Total cash disbursements	9,455	5,823	8,900

(Decrease)/increase in cash and cash equivalents before distributions paid	(1,081)	(484)	708

Distributions paid	(6,845)	(7,242)	(13,170)

Decrease in cash and cash equivalents	(7,926)	(7,726)	(12,462)

Cash and cash equivalents at beginning of year	26,649	34,375	46,837

Cash and cash equivalents at end of year	$18,723	$26,649	$34,375

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
     The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2007, unless the Bankruptcy Court approves a further extension of the term.
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
     The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 13). Through September 30, 2006, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

Basis of Presentation
     The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability. In addition, liabilities include loss contingency accruals for any losses considered probable and estimable. The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities, including changes resulting from significant events in, or the resolution of, litigation pursued by the Liquidation Trust. The Liquidation Trust’s fiscal year ends on September 30.
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
Cash and Cash Equivalents
     The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Liquidation Trust holds substantially all cash balances in operating and investment accounts in excess of federally insured limits. Cash is classified as: Designated as Available for Distribution to Holders of Impaired Claims, Reserved and Other (see Note 3).
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
3. Cash
     Cash is invested in highly liquid investments with a maturity of three months or less, and in accordance with Section 345 of the Bankruptcy Code or as otherwise permitted by order of the Bankruptcy Court. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves (see Note 12).

     Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated solely to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions (see Notes 9 and 12).
     Available Cash consists of:

	As of	As of
($ in thousands)	September 30, 2006	September 30, 2005
Distributions payable	$424	$292
Reserve for remaining disputed impaired claims at 10.2911% and 9.1%, respectively	2,448	2,762

Total available cash	$2,872	$3,054

     Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain contingencies should occur. See Note 12 for details of specific reserves and their related amounts.
     Other Cash is cash and cash equivalents not designated to a specific reserve or fund.
4. Committee Action Settlement Receivable
     The Liquidation Trust has been pursuing an adversary proceeding known as the “Committee Action” against certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”), certain former lenders of the Debtors, and others (see Note 14).
     During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants with respect to the Committee Action. Pursuant to the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust during October 2005, and the Liquidation Trust has dismissed the Committee Action as against the Officer and Director Defendants. The settlement has no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
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
     The recoverable preferential payments (the “Preference Receivables”) are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. As of September 30, 2006 and September 30, 2005, preference receivables consisted mainly of one remaining significant action. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. Although the defendant has appealed the affirmation by the District Court to the Court of Appeals, the Liquidation Trust believes that ultimate collection of the full award is likely. In addition, the Liquidation Trust continues to make collections efforts on recently settled cases and certain default judgments issued.

     During the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively, the Liquidation Trust collected $0.3 million, $4.0 million, and $8.2 million in preference recoveries, and paid $0.2 million, $1.2 million, and $1.8 million in fees and expenses associated with such recoveries.
     The estimated net fair value of Preference Receivables was increased by $0.1 million, $0.5 million, and $3.6 million during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively, as a result of court awards, settlements and collections each year in excess of originally estimated amounts.
     The fair value of Preference Receivables is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.
6. Other Assets
     Other assets consist of receivables from various former vendors, service providers, and others. As of September 30, 2006, other assets included a $0.6 million settlement receivable based on an agreement in principal with certain former counsel to the Debtors (see Note 16), as well as $0.1 million of stock accounted for at its market value and sold shortly after year-end, which was received during July 2006 in partial settlement of a preference claim.
     Other assets are reported at estimated net fair value, based on either the amount paid or the estimated recoverable amount, whichever is more determinable. The eventual net realizable value of these assets is likely to differ from their estimated net fair value and these differences may be significant.
7. Unimpaired and Convenience Claims Payable
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
     Unimpaired and Convenience Claims payable as of September 30, 2006 and September 30, 2005 consists of:

($ in thousands)
Allowed unimpaired claims	$1,335
Estimated fair value of disputed unimpaired claims	—

Convenience claims	2

Total unimpaired and convenience claims payable	$1,337

Reserved value of disputed unimpaired claims	300

Total	$300

Number of disputed unimpaired claims	3

     There have been no changes in the status of any of the Unimpaired Claims Payable during the fiscal year ended September 30, 2006. Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2006 and September 30, 2005 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

     A secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) (the “Kemper Claim”) for payment of certain liability claims against the Debtors (the “Insurance Claims”) was resolved during the course of the year ended September 30, 2005. The settlement included a net payment to Kemper of $1.0 million, representing the $1.6 million final settlement of its secured Claim, offset by a $0.6 million settlement of the Liquidation Trust’s claims against Kemper (see Note 15), and Kemper’s release to the Liquidation Trust of the balance of the cash-collateralized letter of credit securing its claim.
     The total decrease of $8.1 million in Unimpaired Claims payable from September 30, 2003 to September 30, 2004 primarily resulted from (a) Claims payments of $0.9 million, (b) application of a $1.2 million receivable from Kemper, which Kemper applied against the Insurance Claims, and (c) a $6.0 million decrease in the estimated fair value of Unimpaired Claims payable, primarily for the Kemper Claim. The change in estimated fair value of the Kemper Claim was based on an agreement reached between Kemper and the Liquidation Trust during December 2004 to settle the Kemper Claim for $1.7 million, offset by a $0.1 million prepayment held by a third-party claims administrator. Because Kemper and the Liquidation Trust had not established a mutually agreeable basis for determining the fair value of the Insurance Claims, the Liquidation Trust previously valued the Kemper Claim in Unimpaired Claims payable at the full amount of the letter of credit held by Kemper. The letter of credit held by Kemper, with a balance of $8.6 million as of September 30, 2004, previously represented the only available estimate of the Liquidation Trust’s potential liability for the Insurance Claims including Kemper’s actuarial estimate of applicable losses.
     The reserved amount for Disputed Unimpaired Claims (the “Excess Disputed Unimpaired Claims Reserve”) is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes. The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of September 30, 2006 and September 30, 2005. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of September 30, 2006 or September 30, 2005.
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
9. Distributions Payable
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
     Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2008. These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.
     The Wind-down Reserve was increased by a total of $1.0 million, $0.1 million, and $1.7 million during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time. Expenses paid from the Wind-down Reserve during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 totaled $0.7 million, $2.2 million and $3.3 million, respectively.
     The Liquidation Trust rents storage facilities under month-to-month terms, and its office space under a lease which has been periodically renewed for terms of up to a year. Subsequent to year-end, the Liquidation Trust executed a 14-month lease extension expiring in February 2008, under which the future minimum rent payments due are: for the year ending September 30, 2007, $27,527, and for the year ending September 30, 2008, $11,500. The Liquidation Trust has the option to extend the lease for an additional six-month period. During each of the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, the Liquidation Trust incurred rent expense of $0.1 million, all under short-term leases.
     Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). See Notes 11 and 14 for a discussion of the status of each of these actions.
     The Litigation Reserve is periodically adjusted based on updated estimates of the aggregate litigation expenses of the Liquidation Trust for these actions. No adjustment was deemed necessary during the years ended September 30, 2006 and September 30, 2005 based on the status of the litigation and its estimated costs. As a result of the decision in, and appeal of, the Bondholder Action, and as a result of a higher than planned level of activity and duration, primarily in connection with the Committee Action, the Litigation Reserve was increased by $2.6 million during the fiscal year ended September 30, 2004. Each increase in the Litigation Reserve has been based on the Liquidation Trust’s ongoing evaluation of the costs and potential benefits of continuing the actions. The costs associated with each increase were considered both probable and estimable based on the then existing plans for pursuing the litigation. In accordance with the procedures set forth in the Plan, increases in the Litigation Reserve require approval. The Liquidation Trust has obtained such approval for each increase. Litigation expenditures during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 totaled $0.4 million, $1.7 million and $2.7 million, respectively.
     The fair value of estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

11. Fleet Settlement Accrual
     During August 2002, pursuant to a stipulation between the Liquidation Trust and Fleet Retail Finance Inc. (“Fleet”), one of the defendants in both the Bondholder Action and the Committee Action (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation contained provisions pursuant to which Fleet could seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action in favor of Fleet.
     Following adverse decisions on the Bondholder Action during 2004 and 2005, the Liquidation Trust determined not to pursue this action further. The Fleet settlement accrual, a loss contingency accrual of $3.5 million as of September 30, 2005, represented the Liquidation Trust’s best estimate, in accordance with SFAS No. 5, “Accounting for Contingencies”, of the loss it might incur in conjunction with Fleet prevailing against the Liquidation Trust in the Bondholder Action.
     Following adverse decisions on the Committee Action during 2005 and 2006 (see Note 14), during August 2006, the Liquidation Trust reached a settlement with both Fleet and GECC (the “Fleet Settlement”). Under the terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve and Fleet and GECC released any claim to the balance of the Fleet Reserve. The remaining Fleet Reserve balance of $2.8 million was therefore released from contingency reserves, and, as of September 30, 2006, the related loss contingency accrual is no longer applicable.
     The fair value of loss contingencies is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.
12. Bankruptcy Reserves Required
     Pursuant to the terms of the Plan, the Liquidation Trust is required to establish and maintain various reserves intended, among other things, to assure that Claims are paid in accordance with the funding priorities established in the Plan, to administer the Plan and the Liquidation Trust, and to wind down the affairs of the Debtors. Reserves which represent liabilities that would be recorded using the liquidation basis of accounting in accordance with generally accepted accounting principles (the “Liability Reserves”) are reflected as such in the accompanying Statements of Net Assets in Liquidation. Such Liability Reserves include the Wind-down Reserve and the Litigation Reserve, the Unimpaired Claims Reserve, and, as of September 30, 2005, the Fleet settlement accrual.
     Certain other reserves relate to contingencies which are not deemed probable of actual payment (the “Contingency Reserves”) and therefore are not included as liabilities in the Statements of Net Assets in Liquidation. Such Contingency Reserves include the Excess Disputed Unimpaired Claims Reserve, a minimum reserve to assure adequate liquidity, and other reserves held pending resolution of certain matters in dispute.

     Reserves, in addition to those included in Available Cash, consist of:

	As of	As of
($ in thousands)	September 30, 2006	September 30, 2005
Liability reserves
Wind-down	$1,682	$1,436
Litigation	371	730
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	431	361
Fleet settlement accrual	—	3,500

Total liability reserves	3,821	7,364

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	72	42
Minimum reserve	3,000	3,000
Fleet	—	7,500

Total contingency reserves	7,372	14,842

Total reserves	$11,193	$22,206

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
     As of September 30, 2006, the Fleet settlement accrual and the contingency reserve designated as the Fleet Reserve, established in the total amount of $11.0 million pursuant to the Fleet Stipulation, were no longer required based on the Fleet Settlement (see Note 11).
13. Impaired Claims
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

     The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	September 30, 2006	September 30, 2005
Allowed impaired claims	$709,770	$706,043
Estimated fair value of disputed impaired claims	10,584	13,775

Total estimated impaired claims	$720,354	$719,818

Asserted value of disputed impaired claims	$48,682	$55,179

Number of disputed impaired claims	12	16

     No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.
     Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2006, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. Distributions authorized during the fiscal year ended September 30, 2006 totaled $7.0 million, primarily representing the fifth interim Distribution of 1.1911%, as well as the previously authorized Distributions of 9.1% payable to holders of the additional $3.7 million of Impaired Claims newly allowed during the year. Because the fifth interim Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s General Unsecured Claim, allowed in the amount of $150.0 million, was excluded from this Distribution.
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
     In conjunction with the authorized Distributions, as of September 30, 2006, the Liquidation Trust held a total of $2.9 million of Available Cash for Distribution to holders of Impaired Claims, including a $2.4 million reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Note 3). A total of $70.9 million has been paid to holders of Allowed Impaired Claims through September 30, 2006. Of this total, $40.3 million was paid to holders of General Unsecured Claims Allowed at $411.5 million, and $30.6 million to holders of Senior Unsecured Claims Allowed at $206.4 million.
     Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full $206.4 million amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust. Of the $30.6 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) through September 30, 2006, $9.4 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million. Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

14. Contingencies
Litigation and Other Proceedings on behalf of the Liquidation Trust
Federal Court Case
     The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeal for the Third Circuit (the “Court of Appeals”). This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).
     An amended complaint with respect to the Committee Action was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L. P., Green Equity Investors II, L. P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L. P., and Jarsan Associates L. P., Defendants.”
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
     During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.
     During September 2005, the Liquidation Trust reached a settlement agreement with the Officer and Director Defendants. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants.
     A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006. Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

     In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust’s claims against any other defendant in the Committee Action.
     The various remaining defendants are vigorously opposing this action, for which the Court of Appeals has not yet issued a scheduling order. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a very substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.
Bankruptcy Court Case
     As of September 30, 2006, only one significant preference litigation action continued – of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of September 30, 2006. Oral argument is scheduled for April 2007 and a Court of Appeals decision in this case is expected in late 2007. Prosecution of all other significant preference litigation has been completed.
Litigation and Other Proceedings Against the Liquidation Trust
     Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2006, a total of 17 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.
     Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.
15. Other
     During the fiscal year ended September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement agreement with certain former counsel to the Debtors (see Note 16). During the fiscal year ended September 30, 2005, the Liquidation Trust reached a $0.6 million settlement in litigation it had been pursuing against Kemper since December 2003, collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim. In addition, the Liquidation Trust received a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. During the fiscal year ended September 30, 2004, the Liquidation Trust reached and received a settlement from a former insurance broker of the Debtors in the amount of $0.7 million.
16. Subsequent Events
     Subsequent to year-end, the Liquidation Trust reached a settlement with certain former counsel to the Debtors in connection with the 1997 Transactions. The settlement receivable of $0.6 million has been recorded as of September 30, 2006.

Hechinger Liquidation Trust
Index to Exhibits

Exhibit
No.	Note	Description
2.1	(1)	Disclosure Statement for First Amended Consolidated Plan of Liquidation under Chapter 11 of the United States Bankruptcy Code, dated August 14, 2001, including as its Exhibit A, the Revised First Amended Consolidated Plan of Liquidation.

4.1	(1)	Hechinger Liquidation Trust Agreement, dated as of October 23, 2001, by and among Hechinger Investment Company of Delaware, Inc., et al., The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al. and Conrad F. Hocking, as the Liquidation Trustee.

14.1	(2)	Code of Ethics.

23.1	(5)	Consent of Independent Registered Public Accounting Firm.

31.1	(5)	Certification by Liquidation Trustee.

32.1	(5)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)	Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(3)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(4)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(4)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.

(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.

(3)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.

(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2005.

(5)	Filed herewith.