Form 10-Q
period 2006-12-31
HECHINGER LIQUIDATION TRUST
filed 2007-02-12
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (301) 838-4311

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒        No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of December 31, 2006	As of September 30, 2006

Assets
Cash and cash equivalents
Cash designated as available for distribution
to holders of impaired claims	$2,872	$2,872
Reserved cash	10,850	11,193
Other cash	4,957	4,658

Total cash and cash equivalents	18,679	18,723

Preference receivables (net of costs of
recovery of $135 and $147,
respectively)	867	853
Other assets	598	674

Total assets	20,144	20,250

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	431	431
Distributions payable	424	424
Estimated costs of liquidation
Wind-down reserve	1,383	1,682
Litigation reserve	327	371

Total liabilities	3,902	4,245

Net Assets in Liquidation	$16,242	$16,005

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2006	December 31, 2005

Increase/(decrease) in Net Assets in Liquidation
Increase/(decrease) in estimated fair value
of preference receivables, net	$1	$(31)
Interest income	235	234
Other increases	1	8

Net increase in Net Assets in Liquidation
before distributions authorized	237	211

Distributions authorized	-	(6,626)

Net increase/(decrease) in Net Assets in Liquidation
after distributions authorized	237	(6,415)

Net Assets in Liquidation at beginning of period	16,005	26,865

Net Assets in Liquidation at end of period	$16,242	$20,450

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2006	December 31, 2005

Cash receipts
Collection of committee action settlement	$-	$7,000
Preference collections, before
costs of recovery	77	115
Interest income	235	234
Other receipts	1	8
Total cash receipts	313	7,357

Cash disbursements
Costs of liquidation
Operating expenses	247	324
Legal and professional fees
Litigation	45	167
Preference recoveries	13	26
Liquidation Trust operations	52	85
Voided claims checks, net of reissues	-	2
Total cash disbursements	357	604

(Decrease)/increase in cash and cash equivalents
before distributions paid	(44)	6,753

Distributions paid	-	6,426

(Decrease)/increase in cash and cash equivalents	(44)	327

Cash and cash equivalents
at beginning of period	18,723	26,649

Cash and cash equivalents
at end of period	$18,679	$26,976

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

Through December 31, 2006, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, and the notes thereto.

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

Available Cash as of December 31, 2006 and as of September 30, 2006 consists of:

($ in thousands)

Distributions payable	$424
Reserve for remaining disputed impaired
claims at 10.2911%	2,448
Total available cash	$2,872

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

4. Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.9 million, net of estimated costs of recovery of $0.1 million, as of December 31, 2006 and as of September 30, 2006. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. Although the defendant has appealed the affirmation by the District Court to the Court of Appeals, the Liquidation Trust believes that ultimate collection of the full award is likely.

The fair value of Liquidation Trust assets is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

Other assets consist of receivables from various former vendors, service providers, and others. As of December 31, 2006 and as of September 30, 2006, other assets included a $0.6 million settlement receivable from certain former counsel to the Debtors, which was collected subsequent to December 31, 2006. In addition, as of September 30, 2006, other assets included $0.1 million of stock (received in partial settlement of a preference claim) accounted for at its market value and sold shortly after year-end.

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

Unimpaired and Convenience Claims payable as of December 31, 2006 and as of September 30, 2006 consists of:

($ in thousands)

Allowed unimpaired claims	$1,335
Estimated fair value of disputed unimpaired claims	-
Convenience claims	2

Total	$1,337

Number of disputed unimpaired claims	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of December 31, 2006 and September 30, 2006 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of December 31, 2006 and September 30, 2006. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

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

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of December 31, 2006 and September 30, 2006 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 12).

The fair value of the estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10.  Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of	As of
	December 31, 2006	September 30, 2006
Liability reserves
Wind-down	$1,383	$1,682
Litigation	327	371
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	431	431

Total liability reserves	3,478	3,821

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	72	72
Minimum reserve	3,000	3,000

Total contingency reserves	7,372	7,372

Total reserves	$10,850	$11,193

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

11. Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims as of December 31, 2006 and as of September 30, 2006 consists of:

($ in thousands)

Allowed impaired claims	$709,770
Estimated fair value of disputed impaired claims	10,584

Total estimated impaired claims	$720,354
Asserted value of disputed impaired claims	$48,682

Number of disputed impaired claims	12

Subsequent to December 31, 2006, the Bankruptcy Court approved a stipulation settling two Disputed Impaired Claims, asserted in the total amount of $26.0 million, at their estimated fair value of $2.0 million as of December 31, 2006 and September 30, 2006.

Distributions to holders of Allowed Impaired Claims have been authorized, through December 31, 2006, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $70.9 million has been paid to holders of Allowed Impaired Claims through December 31, 2006. In conjunction with the authorized Distributions, as of December 31, 2006, the Liquidation Trust held a total of $2.9 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.4 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.

No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

12. Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Case

The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeals for the Third Circuit (the “Court of Appeals”). This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc. (“Fleet”) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet, General Electric Credit Corp. (“GECC”), and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.

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

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

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

Bankruptcy Court Case

As of December 31, 2006, only one significant preference litigation action continued - of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of December 31, 2006. Oral argument is scheduled for April 2007 and a Court of Appeals decision in this case is expected in late 2007. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of December 31, 2006, a total of 17 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and the three months ended December 31, 2005, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2006.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the three months ended
	December 31, 2006	December 31, 2005

Distributions authorized	$-	$(6,626)
Interest income and net other increases	237	211
Net increase/(decrease) in net assets in liquidation	$237	$(6,415)

A. Distributions authorized

No new interim Distribution was authorized during the three months ended December 31, 2006.

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

B. Interest income and net other increases

Interest income and net other increases during the three months ended December 31, 2006 and the three months ended December 31, 2005 consisted primarily of interest income from the Liquidation Trust’s cash and cash equivalents.

III. Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the three months ended
	December 31, 2006	December 31, 2005

Cash receipts
Collection of
committee action settlement	$-	$7,000
Preference collections, before
costs of recovery	77	115
Other receipts	236	242

Total cash receipts	313	7,357

Cash disbursements
Operating expenses	247	324
Legal and professional fees
Litigation	45	167
Preference recoveries	13	26
Liquidation Trust operations	52	85
Voided claims checks, net of reissues	-	2

Total cash disbursements	357	604

Distributions paid	-	(6,426)

(Decrease)/increase in cash and cash equivalents	$(44)	$327

A.  Cash receipts

During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.

Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the three months ended December 31, 2006 and the three months ended December 31, 2005 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued. With the exception of one substantial case, no preference actions remain to be litigated as of December 31, 2006. In the one remaining case, the Bankruptcy Court awarded the Liquidation Trust $1.0 million, a judgment affirmed in its entirety by the District Court. Although the defendant has further appealed the decision and award to the Court of Appeals, the Liquidation Trust believes that ultimate collection of the full award is likely. Future preference receipts, other than from this one case, are expected to be insignificant.

Other receipts resulted mainly from interest income.

B. Operating expenses

Operating expenses during the three months ended December 31, 2006 were somewhat lower than those during the three months ended December 31, 2005, primarily due to the Liquidation Trust’s declining level of operations. The Liquidation Trust requires only part-time employees; accordingly, payroll expense varies with the level of activity. A significant portion of operating expenses for the three months ended December 31, 2006 and for the three months ended December 31, 2005 consisted of annual insurance premiums for the Liquidation Trust, in amounts comparable to payments during the preceding years.

C. Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

The litigation fees paid for the Committee Action during the three months ended December 31, 2006 were significantly less than those paid during the three months ended December 31, 2005. Fees paid during the three months ended December 31, 2005 primarily related to initial appeals matters in the Committee Action. During the three months ended December 31, 2006, however, fees related mainly to the Fleet settlement.

Total preference recovery fees during the three months ended December 31, 2006 were 17 percent of preference collections, as compared to 23 percent of preference collections during the three months ended December 31, 2005. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. During both the three months ended December 31, 2006 and the three months ended December 31, 2005, preference recovery fees related to preference collections received during the period (collection of a number of recently settled cases and certain default judgments issued), with the variation in preference fees caused mainly by the amount collected in each case.

Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. The operations of the Liquidation Trust, including the legal and professional fees, continue to diminish because most assets have been liquidated and most Claims have been resolved.

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

No additional interim Distribution was authorized or paid during the three months ended December 31, 2006.

IV. Net Assets in Liquidation

A. Assets

The Liquidation Trust’s cash and cash equivalents balance of $18.7 million as of December 31, 2006 and as of September 30, 2005 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.9 million as of December 31, 2006 and as of September 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $25.2 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.3 million from September 30, 2006 to December 31, 2006, to a balance of $10.9 million, primarily as a result of disbursements from the Wind-down Reserve, as discussed below.

B.  Liabilities and Reserves

Estimated costs of liquidation decreased by $0.3 million, to a balance of $1.7 million as of December 31, 2006, compared to September 30, 2006. The decrease is primarily due to disbursements totaling $0.3 million from the Wind-down Reserve.

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Further background information about the following cases is disclosed in Part I, Item 3., “Legal Proceedings,” of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2006.

Federal Court Case

The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeals for the Third Circuit (the “Court of Appeals”). This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc. (“Fleet”) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet, General Electric Credit Corp. (“GECC”), and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.

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

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

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

Bankruptcy Court Case

As of December 31, 2006, only one significant preference litigation action continued - of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of December 31, 2006. Oral argument is scheduled for April 2007 and a Court of Appeals decision in this case is expected in late 2007. Prosecution of all other significant preference litigation has been completed.

Item 1A. Risk Factors

There are no material changes in risk factors as previously disclosed in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2006.

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

HECHINGER LIQUIDATION TRUST

Date: February 12, 2007	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350