Form 10-Q
period 2007-03-31
HECHINGER LIQUIDATION TRUST
filed 2007-05-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of	As of
	March 31, 2007	September 30, 2006

Assets
Cash and cash equivalents
Cash designated as available for distribution
to holders of impaired claims	$2,681	$2,872
Reserved cash	10,777	11,193
Other cash	5,772	4,658
Total cash and cash equivalents	19,230	18,723
Preference receivables (net of costs of
recovery of $129 and $147,
respectively)	871	853
Other assets	2	674

Total assets	20,103	20,250

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	455	431
Distributions payable	421	424
Estimated costs of liquidation
Wind-down reserve	1,285	1,682
Litigation reserve	327	371

Total liabilities	3,825	4,245

Net Assets in Liquidation	$16,278	$16,005

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three months ended	For the three months ended
	March 31, 2007	March 31, 2006

Increase/(decrease) in Net Assets in Liquidation
(Decrease)/increase in estimated fair value
of preference receivables, net	$(1)	$66
Interest income	221	252
Other increases	3	2

Net increase in Net Assets in Liquidation
before distributions authorized	223	320

Distributions authorized	(187)	(53)

Net increase in Net Assets in Liquidation
after distributions authorized	36	267

Net Assets in Liquidation at beginning of period	16,242	20,450

Net Assets in Liquidation at end of period	$16,278	$20,717

	For the six months ended March 31, 2007	For the six months ended March 31, 2006

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated fair value
of preference receivables, net	$—	$35
Interest income	455	486
Other increases	5	10

Net increase in Net Assets in Liquidation
before distributions authorized	460	531

Distributions authorized	(187)	(6,679)

Net increase/(decrease) in Net Assets in Liquidation
after distributions authorized	273	(6,148)

Net Assets in Liquidation at beginning of period	16,005	26,865

Net Assets in Liquidation at end of period	$16,278	$20,717

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the six months ended March 31, 2007	For the six months ended March 31, 2006
Cash receipts
Collection of committee action settlement	$—	$7,000
Preference collections, before
costs of recovery	78	118
Interest income	455	486
Other receipts	599	10
Total cash receipts	1,132	7,614

Cash disbursements
Costs of liquidation
Operating expenses	294	400
Legal and professional fees
Liquidation Trust operations	102	174
Litigation	45	269
Preference recoveries	20	152
(Reissued)/voided claims checks, net	(25)	27
Total cash disbursements	436	1,022

Increase in cash and cash equivalents
before distributions paid	696	6,592

Distributions paid	189	6,480

Increase in cash and cash equivalents	507	112

Cash and cash equivalents
at beginning of period	18,723	26,649

Cash and cash equivalents
at end of period	$19,230	$26,761

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1.	Background and Basis of Presentation

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

Through March 31, 2007, the Liquidation Trust has authorized cumulative Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

Basis of Presentation

The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting. Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value. Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts. The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability. In addition, liabilities include loss contingency accruals for losses considered probable and estimable, if any. The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities, including changes resulting from significant events in, or the resolution of, litigation pursued by the Liquidation Trust. The Liquidation Trust’s fiscal year ends on September 30.

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

Cash and Cash Equivalents

The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Liquidation Trust deposits its cash with financial institutions that the Liquidation Trust considers to be of high credit quality. Cash is classified as: Designated as Available for Distribution to Holders of Impaired Claims, Reserved Cash and Other Cash (see Note 3).

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

Available Cash consists of:

($ in thousands)	As of	As of
	March 31, 2007	September 30, 2006

Distributions payable	$421	$424
Reserve for remaining disputed impaired
claims at 10.2911%	2,260	2,448
Total available cash	$2,681	$2,872

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

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.9 million, net of estimated costs of recovery of $0.1 million, as of March 31, 2007 and $0.9 million, net of estimated costs of recovery of $0.1 million, as of September 30, 2006. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the United States District Court for the District of Delaware (the “District Court”) upheld the Bankruptcy Court ruling in its entirety. Although the defendant has appealed the affirmation by the District Court to the United States Court of Appeals for the Third Circuit (the “Court of Appeals”), the Liquidation Trust believes that ultimate collection of the full award is likely (see Note 12).

The fair value of the preference receivables is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

5.	Other Assets

Other assets consist of receivables from various former vendors, service providers, and others. As of September 30, 2006, other assets included a $0.6 million settlement receivable from certain former counsel to the Debtors, which was collected during the three months ended March 31, 2007.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)
	As of	As of
	March 31, 2007	September 30, 2006

Allowed unimpaired claims	$1,335	$1,335
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of March 31, 2007 and September 30, 2006 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of March 31, 2007 and September 30, 2006. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

Unimpaired Claims are valued by reviewing the facts available to the Liquidation Trust, including the Debtors’ records and information submitted by the claimants, and estimating the ultimate settlement value of the Claims. The fair value of Unimpaired Claims payable is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. However, no assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Unimpaired Claims, individually or in the aggregate.

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

Under the Plan, the Liquidation Trust was required to establish and fund a reserve to pay administration costs and costs of holding and liquidating the Liquidation Trust’s assets (the “Wind-down Reserve”). Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2008. These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve for the Committee Action, as described below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court.

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of March 31, 2007 and September 30, 2006 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 12).

The fair value of the estimated costs of liquidation is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10.	Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)	As of	As of
	March 31, 2007	September 30, 2006

Liability reserves
Wind-down	$1,285	$1,682
Litigation	327	371
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	455	431

Total liability reserves	3,404	3,821

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	73	72
Minimum reserve	3,000	3,000

Total contingency reserves	7,373	7,372

Total reserves	$10,777	$11,193

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

11.	Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	March 31, 2007	September 30, 2006

Allowed impaired claims	$711,770	$709,770
Estimated fair value of disputed impaired claims	8,584	10,584

Total estimated impaired claims	$720,354	$720,354

Asserted value of disputed impaired claims	$22,669	$48,682

Number of disputed impaired claims	9	12

Distributions to holders of Allowed Impaired Claims have been authorized, through March 31, 2007, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $71.1 million has been paid to holders of Allowed Impaired Claims through March 31, 2007. In conjunction with the authorized Distributions, as of March 31, 2007, the Liquidation Trust held a total of $2.7 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.3 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.

No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

12.	Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Case

  The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the District Court, and in the Court of Appeals. This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc. (“Fleet”) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action (the “Fleet Settlement”). The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006. Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

Pursuant to a scheduling order issued by the Court of Appeals during March 2007, the Liquidation Trust filed its appellate brief in the Committee Action subsequent to March 31, 2007. The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

As of March 31, 2007, only one significant preference litigation action continued, of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of March 31, 2007. Oral argument occurred during March 2007, and a Court of Appeals decision in this case is expected in 2007. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of March 31, 2007, a total of 14 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of March 31, 2007 and September 30, 2006 and for the three months and the six months ended March 31, 2007 and March 31, 2006, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the three months ended
	March 31, 2007	March 31, 2006
Distributions authorized	$(187)	$(53)
(Decrease)/increase in estimated fair value
of preference receivables, net	(1)	66
Interest income and net other increases	224	254
Net increase in net assets in liquidation	$36	$267

($ in thousands)	For the six months ended
	March 31, 2007	March 31, 2006
Distributions authorized	$(187)	$(6,679)
Increase in estimated fair value
of preference receivables, net	—	35
Interest income and net other increases	460	496
Net increase/(decrease) in net assets in liquidation	$273	$(6,148)

A.	Distributions authorized

No new interim Distribution was authorized during the three months or the six months ended March 31, 2007. Distributions at the cumulative rate of 10.2911%, totaling $0.2 million, were authorized during the three months ended March 31, 2007 to holders of $2.0 million of Impaired Claims newly allowed during the period.

No new interim Distribution was authorized during the three months ended March 31, 2006; however, included in Distributions authorized for the three months ended March 31, 2006, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2005 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2005 Tax Payment”). During November 2005, the Liquidation Trust authorized a new interim Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, which was paid during December 2005. Because this Distribution resulted from the $7.0 million of cash proceeds from the Committee Action settlement (discussed below under “Legal Proceedings”), pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.

B.	Interest income and net other increases

Interest income and net other increases during the periods shown above consisted primarily of interest income from the Liquidation Trust’s cash and cash equivalents.

III.  Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the six months ended
	March 31, 2007	March 31, 2006
Cash receipts
Collection of
committee action settlement	$—	$7,000
Preference collections, before
costs of recovery	78	118
Interest income	455	486
Other receipts	599	10

Total cash receipts	1,132	7,614

Cash disbursements
Operating expenses	294	400
Legal and professional fees
Liquidation Trust operations	102	174
Litigation	45	269
Preference recoveries	20	152
(Reissued)/voided claims checks, net	(25)	27

Total cash disbursements	436	1,022

Distributions paid	(189)	(6,480)

Increase in cash and cash equivalents	$507	$112

A.	Cash receipts

During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.

Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the six months ended March 31, 2007 and the six months ended March 31, 2006 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued. With the exception of one substantial case, no preference actions remain to be litigated as of March 31, 2007. In the one remaining case, the Bankruptcy Court awarded the Liquidation Trust $1.0 million, a judgment affirmed in its entirety by the District Court. Although the defendant has further appealed the decision and award to the Court of Appeals, the Liquidation Trust believes that ultimate collection of the full award is likely. Future preference receipts, other than from this one case, are expected to be insignificant.

Other receipts during the six months ended March 31, 2007 related primarily to collection of a settlement with certain former counsel to the Debtors in connection with the 1997 Transaction (as defined in Part II., Item 1., “Legal Proceedings”, below).

B.	Operating expenses

Operating expenses during the six months ended March 31, 2007 were somewhat lower than those during the six months ended March 31, 2006, primarily due to the Liquidation Trust’s declining level of operations. The Liquidation Trust requires only part-time employees; accordingly, payroll expense varies with the level of activity, and has declined significantly during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. A significant portion of operating expenses for the six months ended March 31, 2007 and for the six months ended March 31, 2006 consisted of annual insurance premiums for the Liquidation Trust, in amounts comparable to payments during the preceding years.

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

The litigation fees paid for the Committee Action during the six months ended March 31, 2007 were significantly less than those paid during the six months ended March 31, 2006. Fees paid during the six months ended March 31, 2006 primarily related to initial appeals matters in the Committee Action, in addition to a $0.1 million payment to an expert in key matters. Fees paid during the six months ended March 31, 2007, however, related mainly to the Fleet settlement.

Total preference recovery fees during the six months ended March 31, 2007 were not comparable to such fees during the six months ended March 31, 2006. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. During the six months ended March 31, 2007, preference recovery fees related to collection of a number of recently settled cases and certain default judgments issued. During the six months ended March 31, 2006, the Liquidation Trust paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. Substantially all of the Liquidation Trust’s preference recovery fees for the six months ended March 31, 2006 were additional contingent fees paid relative to the Distributions paid during December 2005, rather than relating to preference collections received during the period.

D.	Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the six months ended March 31, 2007; however, holders of $2.0 million of Allowed Impaired Claims received payments at cumulative Distribution rate of 10.2911%.

During November 2005, the Liquidation Trust authorized a new interim Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, of which $6.4 million was paid during December 2005. Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution. In addition, during the six months ended March 31, 2006, the Liquidation Trust paid the 2005 Tax Payment.

IV.	Net Assets in Liquidation

A.	Assets

The Liquidation Trust’s cash and cash equivalents balance of $19.2 million as of March 31, 2007 and $18.7 million as of September 30, 2006 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.7 million as of March 31, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $2.9 million as of September 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $25.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.4 million from September 30, 2006 to March 31, 2007, to a balance of $10.8 million, primarily as a result of disbursements from the Wind-down Reserve, as discussed below.

B.	Liabilities and Reserves

Estimated costs of liquidation decreased by $0.4 million, to a balance of $1.6 million as of March 31, 2007, compared to September 30, 2006. The decrease is primarily due to disbursements totaling $0.4 million from the Wind-down Reserve.

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of March 31, 2007.

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

Pursuant to a scheduling order issued by the Court of Appeals during March 2007, the Liquidation Trust filed its appellate brief in the Committee Action during April 2007. The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

As of March 31, 2007, only one significant preference litigation action continued, of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant has further appealed the District Court affirmation to the Court of Appeals. A June 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement, and the appeal process continued as of March 31, 2007. Oral argument occurred during March 2007, and a Court of Appeals decision in this case is expected in 2007. Prosecution of all other significant preference litigation has been completed.

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

HECHINGER LIQUIDATION TRUST

Date: May 14, 2007	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350