Form 10-Q
period 2007-06-30
HECHINGER LIQUIDATION TRUST
filed 2007-08-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Check one

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007 or

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

Yes ☒            No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of June 30, 2007	As of September 30, 2006

Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$2,681	$2,872
Reserved cash	10,695	11,193
Other cash	6,007	4,658

Total cash and cash equivalents	19,383	18,723

Preference receivables (net of costs of recovery of $54 and $147, respectively)	211	853
Other assets	2	674

Total assets	19,596	20,250

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	455	431
Distributions payable	421	424
Estimated costs of liquidation
Wind-down reserve	1,210	1,682
Litigation reserve	320	371

Total liabilities	3,743	4,245

Net Assets in Liquidation	$15,853	$16,005

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006

Increase/(decrease) in Net Assets in Liquidation
Fleet settlement accrual	$-	$(4,750)
(Decrease) in estimated fair value of preference receivables, net	(663)	(4)
Interest income	233	282
Other increases	5	2

Net (decrease) in Net Assets in Liquidation before distributions authorized	(425)	(4,470)

Distributions authorized	-	-

Net (decrease) in Net Assets in Liquidation after distributions authorized	(425)	(4,470)

Net Assets in Liquidation at beginning of period	16,278	20,717

Net Assets in Liquidation at end of period	$15,853	$16,247

	For the nine months ended June 30, 2007	For the nine months ended June 30, 2006
Increase/(decrease) in Net Assets in Liquidation
Fleet settlement accrual	$-	$(4,750)
(Decrease)/increase in estimated fair value of preference receivables, net	(663)	31
Interest income	688	768
Other increases	10	12

Net (decrease) in Net Assets in Liquidation before distributions authorized	35	(3,939)

Distributions authorized	(187)	(6,679)

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	(152)	(10,618)

Net Assets in Liquidation at beginning of period	16,005	26,865

Net Assets in Liquidation at end of period	$15,853	$16,247

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the nine months ended June 30, 2007	For the nine months ended June 30, 2006

Cash receipts
Collection of committee action settlement	$-	$7,000
Preference collections, before costs of recovery	80	199
Interest income	688	768
Other receipts	605	12
Total cash receipts	1,373	7,979

Cash disbursements
Costs of liquidation
Operating expenses	333	438
Legal and professional fees
Liquidation Trust operations	139	208
Litigation	51	359
Preference recoveries	25	179
(Voided) claims checks, net	(24)	(79)
Total cash disbursements	524	1,105

Increase in cash and cash equivalents before distributions paid	849	6,874

Distributions paid	189	6,480

Increase in cash and cash equivalents	660	394

Cash and cash equivalents at beginning of period	18,723	26,649

Cash and cash equivalents at end of period	$19,383	$27,043

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

Through June 30, 2007, the Liquidation Trust has authorized cumulative Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

Available Cash consists of:

($ in thousands)

	As of June 30, 2007	As of September 30, 2006

Distributions payable	$421	$424
Reserve for remaining disputed impaired claims at 10.2911%	2,260	2,448
Total available cash	$2,681	$2,872

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

4.     Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value of $0.2 million, net of estimated costs of recovery of $0.1 million, as of June 30, 2007 and $0.9 million, net of estimated costs of recovery of $0.1 million, as of September 30, 2006. Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. The defendant further appealed the affirmation by the District Court to the Court of Appeals. Oral argument occurred during March 2007. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Note 12). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. However, based on the content of the ruling and on the status of negotiations with the defendant, the Liquidation Trust has reduced its current estimate of the fair value of preference receivables.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)
	As of June 30, 2007	As of September 30, 2006

Allowed unimpaired claims	$1,335	$1,335
Convenience claims	2	2
Total	$1,337	$1,337
Number of disputed unimpaired claims	3	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of June 30, 2007 and September 30, 2006 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of June 30, 2007 and September 30, 2006. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

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

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of June 30, 2007 and September 30, 2006 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 12).

The fair value of the estimated costs of liquidation is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10.    Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of June 30, 2007	As of September 30, 2006
Liability reserves
Wind-down	$1,210	$1,682
Litigation	320	371
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	455	431

Total liability reserves	3,322	3,821

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	73	72
Minimum reserve	3,000	3,000

Total contingency reserves	7,373	7,372

Total reserves	$10,695	$11,193

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

11.    Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)
	As of June 30, 2007	As of September 30, 2006

Allowed impaired claims	$711,770	$709,770
Estimated fair value of disputed impaired claims	8,584	10,584

Total estimated impaired claims	$720,354	$720,354
Asserted value of disputed impaired claims	$22,669	$48,682

Number of disputed impaired claims	9	12

Distributions to holders of Allowed Impaired Claims have been authorized, through June 30, 2007, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $71.1 million has been paid to holders of Allowed Impaired Claims through June 30, 2007. In conjunction with the authorized Distributions, as of June 30, 2007, the Liquidation Trust held a total of $2.7 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.3 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 8). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.

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

A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006 (the “Fleet Settlement”). Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of an $11.0 million reserve established pursuant to a previous stipulation between the Liquidation Trust and Fleet (the “Fleet Reserve”), Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed subsequent to June 30, 2007. Oral argument has not yet been scheduled. The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

As of June 30, 2007, only one significant preference litigation action continued, of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s June 2005 award to the Liquidation Trust of $1.0 million. The defendant further appealed the affirmation by the District Court to the Court of Appeals. Oral argument occurred during March 2007. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Reconsideration by the Bankruptcy Court has not yet been scheduled. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of June 30, 2007, a total of 14 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2007 and September 30, 2006 and for the three months and the nine months ended June 30, 2007 and June 30, 2006, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2006 and September 30, 2005, and for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:
($ in thousands)

	For the three months ended
	June 30, 2007	June 30, 2006

Fleet settlement accrual	$-	$(4,750)
(Decrease) in estimated fair value of preference receivables, net	(663)	(4)
Interest income and net other increases	238	284
Net (decrease) in net assets in liquidation	$(425)	$(4,470)

($ in thousands)	For the nine months ended
	June 30, 2007	June 30, 2006
Fleet settlement accrual	$-	$(4,750)
(Decrease)/increase in estimated fair value of preference receivables, net	(663)	31
Distributions authorized	(187)	(6,679)
Interest income and net other increases	698	780
Net (decrease) in net assets in liquidation	$(152)	$(10,618)

A.     Fleet settlement accrual

As of June 30, 2006, based on an agreement in principle arrived at with Fleet Retail Finance Inc. (“Fleet”) and with General Electric Credit Corporation (“GECC”) during August 2006 (see Part II, Item 1. “Legal Proceedings”, below), the Liquidation Trust determined that recording an estimated loss totaling $8.3 million, consistent with the total amount of the settlement reached in principle, was necessary. During the three months and the nine months ended June 30, 2006, the Liquidation Trust therefore recorded a decrease in net assets in liquidation of $4.8 million (in addition to an accrual of $3.5 million recorded previously), increasing the liability designated as the Fleet settlement accrual to a total of $8.3 million. The settlement amount was paid during September 2006.

No comparable events occurred during the three months or the nine months ended June 30, 2007.

B.      Estimated fair value of preference receivables, net

Most of the value of preference receivables consists of the sole remaining preference recovery action being actively pursued, net of estimated costs of recovery. During June 2005, following the February 2005 trial of this action, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Part II, Item 1., “Legal Proceedings”, below). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. However, during the three months ended June 30, 2007, based on the content of the ruling and on the status of negotiations with the defendant, the Liquidation Trust has reduced its current estimate of the fair value of preference receivables, net, from $0.9 million to $0.2 million, consistent with generally accepted accounting principles. Changes in the estimated fair value of preference receivables during the nine months ended June 30, 2007, other than for this case, were nominal.

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

C.    Distributions authorized

No new interim Distribution was authorized during the three months or the nine months ended June 30, 2007. Distributions at the cumulative rate of 10.2911%, totaling $0.2 million, were authorized during the three months ended March 31, 2007 to holders of $2.0 million of Impaired Claims newly allowed during the period.

No new interim Distribution was authorized during the three months ended June 30, 2006; however, included in Distributions authorized for the three months ended March 30, 2006, the Liquidation Trust paid $0.1 million of applicable taxes on certain calendar year 2005 taxable net income and gain allocable to holders of Disputed Impaired Claims on behalf of such holders (the “2005 Tax Payment”). During November 2005, the Liquidation Trust authorized a new interim Distribution of 1.1911% of the Allowed amount to holders of Allowed Impaired Claims, totaling $6.6 million, which was paid during December 2005. Because this Distribution resulted from the $7.0 million of cash proceeds from the Committee Action settlement (discussed below under “Legal Proceedings”), pursuant to the Plan, Kmart’s $150.0 million General Unsecured Claim was excluded from the Distribution.

D.    Interest income and net other increases

Interest income and net other increases during the periods shown above consisted primarily of interest income from the Liquidation Trust’s cash and cash equivalents.

III. Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:
($ in thousands)
	For the nine months ended
	June 30, 2007	June 30, 2006

Cash receipts
Collection of committee action settlement	$-	$7,000
Preference collections, before costs of recovery	80	199
Interest income	688	768
Other receipts	605	12

Total cash receipts	1,373	7,979

Cash disbursements
Operating expenses	333	438
Legal and professional fees
Liquidation Trust operations	139	208
Litigation	51	359
Preference recoveries	25	179
(Voided) claims checks, net	(24)	(79)

Total cash disbursements	524	1,105

Distributions paid	189	6,480

Increase in cash and cash equivalents	$660	$394

A.	Cash receipts

During September 2005, the Liquidation Trust reached a settlement with certain former officers and directors of Hechinger Company (the “Officer and Director Defendants”) with respect to the Committee Action. Under the terms of the agreement, $7.0 million in cash was paid to the Liquidation Trust during October 2005.

Cash receipts from collections of preference receivables have been ongoing since the preference actions were filed in mid-2001. Preference collections during the nine months ended June 30, 2007 and the nine months ended June 30, 2006 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued. With the exception of one substantial case, discussed under “Estimated fair value of preference receivables, net”, Part I, Item 2.II.B., above, no preference actions remain to be litigated as of June 30, 2007. Future preference receipts, other than from this one case, are expected to be insignificant.

Other receipts during the nine months ended June 30, 2007 related primarily to collection of a settlement with certain former counsel to the Debtors in connection with the 1997 Transaction (as defined in Part II, Item 1., “Legal Proceedings”, below).

B.   Operating expenses

Operating expenses during the nine months ended June 30, 2007 were somewhat lower than those during the nine months ended June 30, 2006, primarily due to the Liquidation Trust’s declining level of operations. The Liquidation Trust requires only part-time employees; accordingly, payroll expense varies with the level of activity, and has declined significantly during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. A significant portion of operating expenses for the nine months ended June 30, 2007 and for the nine months ended June 30, 2006 consisted of annual insurance premiums for the Liquidation Trust, in amounts comparable to payments during the preceding years.

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

The litigation fees paid for the Committee Action during the nine months ended June 30, 2007 were significantly less than those paid during the nine months ended June 30, 2006. Fees paid during the nine months ended June 30, 2006 primarily related to initial appeals matters in the Committee Action, in addition to a $0.1 million payment to an expert in key matters. Fees paid during the nine months ended June 30, 2007, however, related mainly to the Fleet settlement.

Total preference recovery fees during the nine months ended June 30, 2007 were not comparable to such fees during the nine months ended June 30, 2006. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. During the nine months ended June 30, 2007, preference recovery fees related to collection of a number of recently settled cases and certain default judgments issued. During the nine months ended June 30, 2006, the Liquidation Trust paid contingent fees of $0.1 million to its preference collections counsel with respect to additional value the Liquidation Trust recognized from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements. The Liquidation Trust recognizes additional value from such Impaired Claims waivers with each additional Distribution, because Impaired Claims waivers decrease the amount of Claims the Liquidation Trust must pay in each subsequent Distribution. Substantially all of the Liquidation Trust’s preference recovery fees for the nine months ended June 30, 2006 were additional contingent fees paid relative to the Distributions paid during December 2005, rather than relating to preference collections received during the period.

D.      Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the nine months ended June 30, 2007; however, holders of $2.0 million of newly Allowed Impaired Claims received payments at cumulative Distribution rate of 10.2911%.

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

IV.    Net Assets in Liquidation

A.      Assets

The Liquidation Trust’s cash and cash equivalents balance of $19.4 million as of June 30, 2007 and $18.7 million as of September 30, 2006 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.7 million as of June 30, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $2.9 million as of September 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $25.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased by $0.5 million from September 30, 2006 to June 30, 2007, to a balance of $10.7 million, primarily as a result of disbursements from the Wind-down Reserve, as discussed below.

B.	Liabilities and Reserves

Estimated costs of liquidation decreased by $0.5 million, to a balance of $1.5 million as of June 30, 2007, compared to September 30, 2006. The decrease is primarily due to disbursements totaling $0.5 million from the Wind-down Reserve.

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2007.

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

During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.

During September 2005, the Liquidation Trust reached a settlement agreement with the Officer and Director Defendants. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants.

A March 2006 mediation ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to negotiate with some of the remaining parties, reaching an agreement with both Fleet and GECC during August 2006 (the “Fleet Settlement”). Under the terms of the Fleet Settlement and upon the Bankruptcy Court’s approval of the related stipulation, the Liquidation Trust paid Fleet $8.3 million of an $11.0 million reserve established pursuant to a previous stipulation between the Liquidation Trust and Fleet (the “Fleet Reserve”), Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007. Oral argument has not yet been scheduled. The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

As of June 30, 2007, only one significant preference litigation action continued, of approximately 1,800 preference litigation actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s June 2005 award to the Liquidation Trust of $1.0 million. The defendant further appealed the affirmation by the District Court to the Court of Appeals. Oral argument occurred during March 2007. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Reconsideration by the Bankruptcy Court has not yet been scheduled. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

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

HECHINGER LIQUIDATION TRUST

Date: August 14, 2007	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350