Form 10-K
period 2007-09-30
HECHINGER LIQUIDATION TRUST
filed 2007-12-31
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (No voting stock.)

--- $ 0 ---

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

The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”). As of September 30, 2007, the Liquidation Trust had no full-time employees. The Liquidation Trustee and one other employee manage and monitor the affairs of the Liquidation Trust on a part-time basis, with periodic assistance from two other part-time employees.

Pursuant to the provisions of the Plan, a committee (the “Committee”) was appointed to represent the interests of the beneficiaries of the Liquidation Trust. The members of the Committee initially were: Teachers Insurance and Annuity Association of America, The Sherwin Williams Company, HSBC Bank USA, Masco Corporation, The Scotts Company, and Kmart Corporation (“Kmart”). During 2003, subsequent to waiving all of its claims in a comprehensive mutual settlement with the Liquidation Trust, The Scotts Company resigned from the Committee. No replacement has been designated. Members of the Committee have fiduciary duties to the beneficiaries of the Liquidation Trust in the same manner that members of an official committee of creditors appointed pursuant to Section 1102 of the Bankruptcy Code have fiduciary duties to the creditor constituents represented by such committee.

The Bankruptcy Court has retained exclusive jurisdiction over the Liquidation Trust and its assets as provided in the Plan, including the determination of all controversies and disputes arising under or in connection with the Liquidation Trust.

The Liquidation Trust will terminate upon the earlier of (i) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (ii) by October 26, 2008, unless the Bankruptcy Court approves a further extension of the term.

During the fiscal year ended September 30, 2007, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeals for the Third Circuit (the “Court of Appeals”) and resolution of disputed claims, as further explained below. Amounts shown throughout this document are rounded and are therefore approximate.

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

As of September 30, 2007, one significant preference litigation action continued - of approximately 1,800 preference actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Part I, Item 3., “Legal Proceedings”, below). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. In addition, the Liquidation Trust continued to make collections efforts with respect to settlements and default judgments obtained for other preference actions.

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

In the Bondholder Action, following adverse decisions during 2004 and 2005, the Liquidation Trust determined not to pursue that action further.

a.	Status of litigation

In the Committee Action, during July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet Retail Finance Inc. (“Fleet”), General Electric Credit Corp. (“GECC”), and certain other defendants. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision.

During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals. A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continues to pursue the Committee Action against certain remaining defendants with which it has not reached a settlement (see below). Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007. The Court of Appeals has not yet scheduled oral argument in this case.

The Committee Action and the status thereof is more fully described herein under Part I, Item 3., “Legal Proceedings.”

b.	Related settlements

During September 2005, the Liquidation Trust reached a settlement with certain of the remaining defendants in the Committee Action, as a result of which, in addition to other consideration, those defendants paid the Liquidation Trust $7.0 million during October 2005.

During August 2006, the Liquidation Trust reached an agreement with both Fleet and GECC, previous defendants in the Bondholder Action and the Committee Action (the “Fleet Settlement”). Pursuant to an August 2002 stipulation between the Liquidation Trust and Fleet (the “Fleet Stipulation”), the Liquidation Trust established a Fleet Reserve totaling $11.0 million. The Fleet Stipulation contained provisions pursuant to which Fleet could seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action in favor of Fleet. Under the terms of the Fleet Settlement, during October 2006, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

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

During the fiscal year ended September 30, 2007, the Liquidation Trust resolved 3 previously Disputed Claims, leaving a total of 14 Disputed Claims as of September 30, 2007.

D.	Claims payments and distributions

1. Rights of Claimants

Claims against the Debtors are classified in the priorities established under the Bankruptcy Code, and paid under the provisions of the Plan, which provides the framework under which the Liquidation Trust operates. The Plan spells out the rights and priorities of each specific classification of Claim, formalized as various “Classes” of Claims against the Debtors as follows:

Summary of Payment Rights of Allowed Claimants Under the Plan

Claims Allowed with Respect to:	Payment Rights	Claimant’s Relationship to Liquidation Trust	Names of Claims Classes as Defined in the Plan

Liabilities incurred after the filing for bankruptcy.	Paid in full.	Creditor	Administrative and Fee Claims

Liabilities incurred before the filing for bankruptcy, to the extent they were secured or among the limited number of specific liabilities granted priority under the Bankruptcy Code.	Paid in full.	Creditor	Class 2 (DIP Bank Secured and Bank Letter of Credit) and Class 3 (Non-Bank Secured) Claims; and Priority Tax and Class 1 (Priority Non-Tax) Claims

Other liabilities incurred before the filing for bankruptcy, and totaling $2,500 or less.	Not paid in full. Paid at 7.5% of Allowed amount.	Creditor	Class 4C (Convenience) Claims

All other liabilities incurred before the filing for bankruptcy.	Not paid in full. Paid pro rata. See “Beneficiaries of the Liquidation Trust,” below.	Beneficiary (owner)	Class 4A (Senior Unsecured), Class 4B (General Unsecured), and Class 5 (Subordinated Debentures) Claims

a.	Creditors of the Liquidation Trust

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

During the fiscal year ended September 30, 2007, the Liquidation Trust made no payments in settlement of Unimpaired and Convenience Class Claims, because substantially all of the Unimpaired and Convenience Claims had been settled and paid in previous fiscal years.

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

Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed. When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan. Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2007, that $720.4 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately. The Liquidation Trust estimates that there may ultimately be as many as 2,087 beneficiaries of the Liquidation Trust.

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

ii.	Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests

The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2007, in the cumulative amount of 10.2911% of the Allowed amount of Impaired Claims, as follows: August 2002, 4.515%; June 2003, 2.058%; September 2004, 1.527%; April 2005, 1.0%; and November 2005, 1.1911%.

Each Distribution was subject to maintaining reserves for the estimated amount of Disputed Impaired Claims, as approved by the Bankruptcy Court for the purpose of establishing adequate reserves. As of September 30, 2007, the Liquidation Trust has therefore reserved a total of 10.2911%, the cumulative Distribution rate, of the estimated amount for each remaining Disputed Impaired Claim. The reserve for Disputed Impaired Claims, totaling $2.3 million as of September 30, 2007, is periodically paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.

These Distribution rates do not imply anything about future Distributions, if any. The timing and amount of any future Distributions are subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust continues to resolve Claims filed against it and to collect amounts which may be due to it pursuant to various pending matters and litigation described herein.

As of September 30, 2007, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $71.5 million, as follows:

($ in millions)

Class 4A (Senior Unsecured Claims)	$30.6
Class 4B (General Unsecured Claims)	40.9
Class 5 (Subordinated Debentures Claims)	-
Total	$71.5

Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. These provisions enforce the terms of the indenture for issuance of the Subordinated Debentures, under which the payment rights of holders of the Subordinated Debentures were subordinated to the payment rights of holders of the Senior Notes and Debentures. Until such time as all holders of Allowed Claims in Class 4A (Senior Unsecured Claims - consisting of the holders of the Senior Notes and Debentures) have received the full $206.4 million amount of their Allowed Claims, any amounts which would otherwise be allocated for payment to holders of Claims in Class 5 (Subordinated Debentures Claims - consisting of the holders of the Subordinated Debentures) will be distributed to holders of Claims in Class 4A (Senior Unsecured Claims).

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

Item 3. Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Case

1.	Status of litigation

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

During July 2005, the District Court issued a memorandum opinion and order on pending summary judgment motions (collectively, the “Summary Judgment Decision”), dismissing the Liquidation Trust’s claims against Fleet, GECC, and certain other defendants in the Committee Action. During August 2005, the District Court substantively denied the Liquidation Trust’s motion for reconsideration of the Summary Judgment Decision. During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision with the Court of Appeals.

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continues to pursue the Committee Action against certain remaining defendants with which it has not reached a settlement (see below). Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the appeal was completed during July 2007. The Court of Appeals has not yet scheduled oral argument.

The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

2.	Related settlements

During September 2005, the Liquidation Trust reached a settlement agreement with the Officer and Director Defendants. Under the terms of the agreement, the $7.0 million settlement amount was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants.

The Liquidation Trust reached an agreement with both Fleet and GECC, previous defendants in both the Bondholder Action and the Committee Action, during August 2006 (the “Fleet Settlement”). Under the terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve, Fleet and GECC released any claim to the balance of the Fleet Reserve, and the Liquidation Trust, Fleet and GECC released each other from all further claims.

In accordance with the procedures set forth in the Plan, approval of each settlement was obtained from the Committee that represents the interests of the beneficiaries of the Liquidation Trust. These settlements have no effect on the Liquidation Trust's claims against any other defendant in the Committee Action.

Bankruptcy Court Case

As of September 30, 2007, one significant preference litigation action continued - of approximately 1,800 preference actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. The Bankruptcy Court has established a briefing schedule to be completed during February 2008. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed. The basis for such actions by the Liquidation Trust is described herein under Part I, Item 1., “Business.”

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2007, a total of 14 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Liquidation Trust’s Beneficial Interests were issued pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code.

The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop. At September 30, 2007, there were 2,078 holders of record of Beneficial Interests.

The Liquidation Trust does not pay dividends, nor can it purchase or redeem Beneficial Interests.

The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims. As described more fully under Part I, Item 1., “Business,” above, under subheading D., “Claims payments and distributions,” as of September 30, 2007, Distributions have been authorized and paid at the cumulative rate of 10.2911% of the amount of each Impaired Claim as Allowed.

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

Total assets as of September 30, 2007 were $19.7 million, mainly consisting of cash and cash equivalents and preference receivables. Of this amount, $0.2 million of net preference receivables were subject to estimation.

1.	Preference receivables

Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of any remaining preference cases. As of September 30, 2007 and September 30, 2006, the Liquidation Trust estimated the fair value of preference receivables substantially based on the fair value, net of costs of recovery, of one remaining significant action.

In this action, during June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million, a judgment affirmed in its entirety by the District Court during March 2006. Although the defendant further appealed the decision and award to the Court of Appeals, as of September 30, 2006, the Liquidation Trust believed that ultimate collection of the full award was likely. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Part I, Item 3., “Legal Proceedings”, above).

The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. However, during the fiscal year ended September 30, 2007, based on the content of the ruling and on the status of negotiations with the defendant, the Liquidation Trust reduced its estimate of the fair value of preference receivables, net of costs of recovery, from $0.9 million to $0.2 million, consistent with generally accepted accounting principles.

B.	Liabilities

Total liabilities as of September 30, 2007 were $3.7 million, mainly consisting of $1.5 million of estimated costs of liquidation, and $1.3 million of estimated Unimpaired Claims payable.

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated as of June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2009. These final items include resolution of the remaining 14 Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve, discussed below), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. The Liquidation Trust expects its final responsibilities to be completed in February 2009, and believes the remaining Wind-down Reserve balance of $1.2 million is sufficient for its limited remaining operations and final termination obligations. The Wind-down Reserve includes provision for costs after the current Court-authorized termination date of October 26, 2008, because the Liquidation Trust believes that certain responsibilities such as filing final tax returns will occur after that date.

The actual duration of the Liquidation Trust and the associated Wind-down costs, however, have been very difficult to estimate. Accordingly, the Wind-down Reserve was increased by $0.1 million, $1.0 million, and $0.1 million during the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time.

The pace of litigation, which is not under the Liquidation Trust’s control, is the greatest uncertainty in estimating the final termination date of the Liquidation Trust. Should the termination date of the Liquidation Trust extend beyond February 2009, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.

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

The Liquidation Trust established the Litigation Reserve for the estimated costs of pursuing this litigation. The prosecution of these actions is complex in nature and scale and forecasting its total cost and duration has been very difficult. No change in the Litigation Reserve was deemed necessary during any of the three most recent fiscal years, based on the status of the litigation and its estimated remaining cost.

The Liquidation Trust believes that the $0.3 million remaining balance in the Litigation Reserve as of September 30, 2007 is sufficient to cover the costs of its current litigation objectives; namely, appealing the District Court’s Summary Judgment Decision in the Committee Action.

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

As of September 30, 2007 and September 30, 2006, Unimpaired Claims payable included (i) three Disputed Unimpaired Claims with an estimated fair value of zero, because the Liquidation Trust expects these claims will not be paid, and (ii) Allowed but unpaid Unimpaired Claims totaling $1.3 million.

Pursuant to the Plan, certain fees and expenses which Kmart incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2007 and September 30, 2006 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount, per the Plan, of $1.3 million.

If all remaining Disputed Unimpaired Claims were to be allowed at the amounts estimated by the Liquidation Trust and approved by the Bankruptcy Court for reserve purposes, net assets in liquidation would not be materially reduced.

C.	Contingencies

Contingent assets and liabilities are valued at the Liquidation Trust’s estimated future cash flows, which require a significant number of estimates and assumptions regarding collectability, probable outcomes, courses of action, and various other factors.

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

III.	Management’s Discussion and Analysis of Financial Information

Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2007 and September 30, 2006 and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, and the notes thereto, which are included with this report on Form 10-K under Part IV, Item 15., below. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.

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

A.	Changes in net assets in liquidation

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2005
Increase/(decrease) in net assets in liquidation
Distributions authorized	$(187)	$(6,977)	$(7,306)
(Decrease)/increase in estimated fair value of
preference receivables, net	(666)	119	521
Increase in estimated costs of liquidation -
Wind-down reserve	(103)	(973)	(124)
Fleet settlement accrual	-	(4,750)	(3,500)
Committee action settlement	-	-	7,000
Interest income	911	1,083	634
Other increases	20	638	1,198
Net decrease in net assets in liquidation
after distributions authorized	$(25)	$(10,860)	$(1,577)

1.	Distributions authorized

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

No new interim Distribution was authorized during the fiscal year ended September 30, 2007. Distributions payable at the previously authorized rate of 10.2911% were made to holders of $2.0 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2007.

As of September 30, 2007, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $71.5 million. No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.

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

2.	Estimated fair value of preference receivables

The Liquidation Trust has pursued a number of actions against former creditors of the Debtors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings (the “Preference Receivables”). The value of Preference Receivables is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel. As of September 30, 2007 and September 30, 2006, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $0.2 million and $0.9 million, respectively.

The following table summarizes the significant sources of changes in estimated fair value of Preference Receivables for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005
Remaining significant case	$(661)	$-	$450
All other	(5)	119	71
Net (decrease)/increase in fair value	$(666)	$119	$521

During the three most recent fiscal years as shown above, the Liquidation Trust had one remaining significant preference case. During the fiscal year ended September 30, 2005, the Liquidation Trust increased its estimate of the net fair value of this preference receivable by $0.5 million, primarily based on the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case. During the fiscal year ended September 30, 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million; therefore, the Liquidation Trust made no change in its estimate of the value of this case. During the fiscal year ended September 30, 2007, the Liquidation Trust decreased its estimate of the net fair value of this preference case by $0.7 million, primarily based on the Court of Appeals ruling remanding the case to the Bankruptcy Court. Other changes in the fair value of preference receivables during the periods as shown above resulted from the Liquidation Trust’s collections of amounts owed under default judgments and under settlements with other entities in bankruptcy, the value of which is uncertain until collected, offset from time to time by costs exceeding previous estimates.

Because the Preference Receivables arise from literally millions of transactions, and because they are being pursued in litigation, it is not possible to confirm the amounts receivable with the vendor defendants. As a result, the Liquidation Trust’s independent registered public accounting firms have not been able to obtain sufficient evidential matter to evaluate the fair value of the Preference Receivables, either by direct confirmation or by other auditing procedures. Therefore, the Reports of Independent Registered Public Accounting Firms on the Liquidation Trust Financial Statements contain a scope limitation with respect to the Preference Receivables. Other estimates contained in the financial statements of the Liquidation Trust were subject to customary audit procedures, as applicable.

3.	Estimated costs of liquidation

The estimated costs of liquidation consist of the Wind-down Reserve and the Litigation Reserve, representing the projected costs of operating the Liquidation Trust through its termination.

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2009. These final items include resolution of the remaining 14 Disputed Claims and all litigation, a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. The Wind-down Reserve includes provision for costs after the current Court-authorized termination date of October 26, 2008, because the Liquidation Trust believes that certain responsibilities such as filing final tax returns will occur after that date. The estimated costs of liquidation have been periodically increased as follows:

a.	Wind-down Reserve

Based on an anticipated 2008 hearing date in the Committee Action, the expected term of the Liquidation Trust has been extended to February 2009 as of September 30, 2007. However, because spending has occurred more slowly than previously planned, and because the expected cost of the Liquidation Trust’s insurance coverages decreased significantly, the necessary increase in the Wind-Down Reserve during the fiscal year ended September 30, 2007 totaled $0.1 million. Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended, the remaining Wind-down Reserve was increased by $1.0 million during the fiscal year ended September 30, 2006, both as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost and applicable term of necessary insurance coverages increased significantly from the Liquidation Trust’s previous estimates. The Wind-Down Reserve was increased by $0.1 million during the fiscal year ended September 30, 2005 as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, generally offset by slower spending than planned.

b.	Litigation Reserve

The Litigation Reserve was established to pay the costs of pursuing certain actions, primarily the Bondholder Action and the Committee Action. See Part I, Item 1., “Business”, and Item 3., “Legal Proceedings,” above, for the status of these actions. No increase in the Litigation Reserve was required during any of the three most recent fiscal years for the current litigation objective; namely, appealing the District Court’s Summary Judgment Decision and related judgment in the Committee Action.

4.	Fleet settlement accrual

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

Based on certain terms of the Fleet Stipulation (as discussed above in Part 1., Item 1., “Business”) and other factors affecting the likely cost of Fleet’s defense of the Bondholder Action, the Liquidation Trust believed that the amount of $3.5 million was the best available estimate of the amount of the loss contingency.

Following the Summary Judgment Decision in the Committee Action (as discussed above in Part 1., Item 3., “Legal Proceedings”), the Liquidation Trust’s liability to Fleet under the terms of the Fleet Stipulation was settled during August 2006 and paid during September 2006, pursuant to the Fleet Settlement. Among other terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve and Fleet and GECC released any claim to the balance of the Fleet Reserve. The remaining Fleet Reserve balance of $2.8 million was therefore released from contingency reserves, and, as of September 30, 2007 and September 30, 2006, the related loss contingency accrual is no longer applicable.

5.	Committee Action settlement

During September 2005, the Liquidation Trust reached a settlement with the Officer and Director Defendants in the Committee Action. Under the terms of the agreement, $7.0 million was paid to the Liquidation Trust during October 2005, and the Liquidation Trust dismissed the Committee Action as against the Officer and Director Defendants.

6.	Other increases

a.	Interest income

The Liquidation Trust’s cash investments yielded interest income, increasing net assets in liquidation, totaling $0.9 million, $1.1 million and $0.6 million during the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively. The decrease in interest income for the year ended September 30, 2007 as compared to the year ended September 30, 2006 primarily related to decreases in the average amount of cash available for investment. The increase in interest income during the fiscal year ended September 30, 2006 over the fiscal year ended September 30, 2005 resulted primarily from increases in interest rates.

b.	Other

Realization of other miscellaneous assets in excess of their previously estimated net fair value, if any, increased net assets in liquidation by $0.6 million and $1.2 million during the fiscal years ended September 30, 2006 and September 30, 2005, respectively. As of September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement reached subsequent to September 30, 2006 with former counsel to the Debtors in connection with the 1997 Transactions. During the fiscal year ended September 30, 2005, the Liquidation Trust (i) reached and recorded a $0.6 million settlement of the Liquidation Trust’s claims against a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”), collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim for payment of certain liability claims against the Debtors, and (ii) received a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values. No value had been assigned to these matters prior to settlement of the associated negotiations or litigation. No such event occurred during the fiscal year ended September 30, 2007.

B.	Cash receipts and disbursements

The following table summarizes cash receipts and disbursements for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005
Cash receipts
Preference collections,
before costs of recovery	$80	$257	$3,973
Committee action collection	-	7,000	-
Other	614	34	732
Interest income	911	1,083	634

Total receipts	1,605	8,374	5,339

Cash disbursements
Operating expenses	364	480	1,591
Legal and professional fees
Trust operations	211	247	615
Litigation	64	359	1,654
Preference recoveries	26	189	1,172
Fleet settlement	-	8,250	-
Claims payments	-	-	1,010
Voided claims checks, net	(4)	(70)	(219)
Distributions paid	189	6,845	7,242

Total disbursements	850	16,300	13,065

Net increase/(decrease) in cash
and cash equivalents	$755	$(7,926)	$(7,726)

1.	Cash receipts

Preference collections have been ongoing since approximately 1,800 preference actions were filed in mid-2001. As a result of the declining number of open preference cases, preference collections during each recent fiscal year have declined substantially. During the fiscal year ended September 30, 2007, preference collections aggregating $0.1 million were substantially all from a single vendor. During the fiscal year ended September 30, 2006, preference collections aggregating $0.3 million were received from ten vendors. During the fiscal year ended September 30, 2005, four vendors paid settlements aggregating $3.3 million, which were reached only as trial dates, first scheduled by the Bankruptcy Court during 2004, approached. In addition, the Liquidation Trust collected a total of $0.7 million from seventeen other vendors.

During the fiscal year ended September 30, 2006, the Liquidation Trust received the $7.0 million Committee Action settlement from the Director and Officer Defendants, discussed above in “Changes in Net Assets in Liquidation.”

During the fiscal year ended September 30, 2007, the most substantial non-preference receipt was the collection of a $0.6 million settlement with former counsel to the Debtors in connection with the 1997 Transactions. Other receipts were not significant during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2005, the most substantial non-preference receipt was a distribution of $0.4 million from a former insurer of the Debtors.

Interest income decreased from the year ended September 30, 2006 to the year ended September 30, 2007 primarily as a result of a decrease in the average amount of cash available for investment. Interest income increased from the fiscal year ended September 30, 2005 to the fiscal year ended September 30, 2006 primarily as a result of increases in interest rates.

2.	Operating expenses

The decline in operating expenses between the fiscal year ended September 30, 2007 and the fiscal year ended September 30, 2006 resulted from a decreased level of operations and the associated decrease in employee compensation. Operating expenses during the fiscal year ended September 30, 2006 were significantly less than those during the fiscal year ended September 30, 2005, almost entirely due to a substantial decrease in total compensation to the Liquidation Trust’s employees, as a result of their part-time status commencing in June 2005.

3.	Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

a.	Liquidation Trust operations

Legal fees for Liquidation Trust operations have decreased as the number and type of open matters declines. Other than the Kemper settlement reached during the fiscal year ended September 30, 2005, few individually significant matters were handled by the Liquidation Trust’s counsel during the last three fiscal years.

b.	Litigation fees

Litigation fees decreased from $1.7 million during the year ended September 30, 2005, to $0.4 million during the year ended September 30, 2006, and to $0.1 million during the year ended September 30, 2007, because the level of litigation activity declined substantially. During the fiscal year ended September 30, 2005, the Liquidation Trust contested numerous summary judgment motions and pursued settlements in the Committee Action and the appeals in the Bondholder Action. During the fiscal year ended September 30, 2006, the Liquidation Trust’s fees related mainly to preparation for the initial appeal brief in the Committee Action and participation in mediations, in addition to a $0.1 million payment to an expert in key matters. During the fiscal year ended September 30, 2007, the Liquidation Trust submitted its appeals brief.

c.	Preference recovery fees

The following table details preference collections and the associated fees and expenses for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005

Preference collections
Subject to contingent collection fees	$80	$257	$3,798
Other	-	-	175

Total preference collections	$80	$257	$3,973

Preference recovery fees
Contingent collection fees	$14	$179	$858
Expenses and expert fees	12	10	314

Total preference recovery fees	$26	$189	$1,172

Preference recovery fees were not comparable, as a percentage of total preference collections, from year to year, primarily because of significant differences in the size of the specific cases settled and collected. The collection fees payable to the Liquidation Trust’s preference collections counsel for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. For certain specific cases, preference recovery actions were pursued by general counsel for the Liquidation Trust and payment for such services, as rendered, were included in legal fees for Liquidation Trust operations.

The effective rate of contingent collection fees, excluding expert fees and other expenses, was 17%, 70%, and 23% of preference collections subject to contingent fees for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively, as explained below.

Most of the amount collected during the fiscal year ended September 30, 2007 related to one case, and, due to its size, resulted in an effective rate in the middle of the rate scale.

During the fiscal year ended September 30, 2006, preference collections were primarily collections of default judgments and less significant settlements, for which the contingent fees were therefore nearer the higher end of the rate scale. In addition, during the fiscal year ended September 30, 2006, the Liquidation Trust paid its preference collections counsel contingent fees of $0.1 million with respect to additional value the Liquidation Trust received from waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, which value resulted in decreased Claims payments (“Waiver Fees”).

During the fiscal year ended September 30, 2005, substantially all of the $3.8 million of preference recoveries subject to contingent collection fees related to four significant cases, for which the contingent fees were therefore nearer the lower end of the rate scale due to the large size of each of these cases. However, the Liquidation Trust also paid Waiver Fees of $0.3 million to its preference collections counsel, as well as $0.3 million of fees for expert reports in connection with the preference litigation.

4.	Fleet settlement

During the fiscal year ended September 30, 2006, the Liquidation Trust paid the $8.3 million Fleet Settlement, discussed above in “Changes in Net Assets in Liquidation.”

5.	Claims payments

During the fiscal years ended September 30, 2007 and September 30, 2006, no Unimpaired Claims were paid. During the fiscal year ended September 30, 2005, only one significant Unimpaired Claim was paid, settling the Kemper Claim for a net payment of $1.0 million made to Kemper. The payment represented the $1.6 million final settlement of Kemper’s secured Claim for payment of certain liability claims against the Debtors, offset by the $0.6 million settlement of the Liquidation Trust’s claims against Kemper.

6.	Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the year ended September 30, 2007. As a result of the Distributions authorized during previous fiscal years, as described above, the fifth interim Distribution was paid during December 2005 at a rate of 1.1911% (excluding the Kmart General Unsecured Claim of $150.0 million pursuant to the Plan, because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement), and the fourth interim Distribution was paid during May 2005 at a rate of 1.0%. As also described above, Impaired Claims newly allowed during each period became eligible for payment at the then cumulative Distribution rate.

C.	Cash and selected contingency and other reserves

1.	Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance increased by $0.8 million, from $18.7 million as of September 30, 2006 to $19.5 million as of September 30, 2007. The increase resulted primarily from interest income and collection of a settlement, offset by operating expenses.

The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved or (c) Other. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.

a. Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.7 million as of September 30, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $2.9 million as of September 30, 2006 was based primarily on the cumulative Distribution rate of 10.2911%, for $25.2 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

b. Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved Cash decreased by $0.5 million from September 30, 2006 to September 30, 2007, to a balance of $10.7 million, primarily as a result of a decrease in the remaining estimated costs of liquidation.

c. Other Cash increased by $1.5 million from September 30, 2006 to a balance of $6.1 million as of September 30, 2007, primarily as a result of the increase in total cash and the decrease in Reserved Cash.

2.	Significant contingency reserves

The estimated amounts of the operating expenses of the Liquidation Trust, as well as estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, are recorded as liabilities in the Statements of Net Assets in Liquidation. Certain other reserves represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net Assets in Liquidation. These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation. Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests. Significant contingency reserves as of September 30, 2007 include the litigation appeals provision, the Excess Disputed Unimpaired Claims Reserve and the Impaired Claims Reserve, and the minimum reserve.

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

b.	Excess Disputed Unimpaired Claims Reserves

The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the "Claims Reserves"). The Excess Disputed Unimpaired Claims Reserve balance of $0.3 million as of September 30, 2007 and September 30, 2006 represented the reserved value of Disputed Unimpaired Claims in excess of the amount the Liquidation Trust expected to pay with respect to such Claims.

c.	Impaired Claims Reserve

The Liquidation Trust also maintains the Impaired Claims Reserve, which totaled $2.3 million as of September 30, 2007 and $2.4 million as of September 30, 2006 at the then current cumulative Distribution rates. The Impaired Claims Reserve, included in Available Cash, represents an equity interest in the net assets, if any, after payment of all Liquidation Trust liabilities, for the benefit of holders of Impaired Claims which remain disputed. The decrease in the Impaired Claims Reserve from September 30, 2006 to September 30, 2007 reflects a decrease in the reserved value of Disputed Impaired Claims.

As of September 30, 2007 and September 30, 2006, the asserted value of Disputed Impaired Claims was $22.7 million and $48.7 million, respectively. During the fiscal year ended September 30, 2007, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $26.0 million, primarily by resolving two significant Impaired Claims.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

(a)	Dismissal of Kaiser Scherer & Schlegel, PLLC

On April 16, 2007, the Liquidation Trustee dismissed Kaiser Scherer & Schlegel, PLLC (“KSS”), as the Liquidation Trust’s independent registered public accounting firm. In accordance with the procedures set forth in the Plan, approval of the dismissal was obtained from the Committee.

The principal accountant reports of KSS as to the Liquidation Trust’s financial statements as of September 30, 2006 and September 30, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for the following:

“We were unable to confirm preference receivables aggregating $0.853 million as of September 30, 2006 and $0.869 million as of September 30, 2005 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.”

During the Liquidation Trust’s fiscal years ended September 30, 2006 and September 30, 2005 and the subsequent interim period through April 15, 2007, there were (i) no disagreements between the Liquidation Trust and KSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KSS, would have caused KSS to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

(b)	Appointment of Reznick Group, P.C.

On April 16, 2007, the Liquidation Trustee engaged Reznick Group, P.C. (“Reznick”) as the Liquidation Trust’s independent registered public accounting firm. In accordance with the procedures set forth in the Plan, approval of the appointment was obtained from the Committee.

Prior to the engagement of Reznick by the Liquidation Trust, the Liquidation Trust did not consult with Reznick on any matter that (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Liquidation Trust’s financial statements, or (2) was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Prior to its engagement, Reznick did not provide any written or oral advice to the Liquidation Trust as to any accounting, auditing or financial reporting issues.

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2007.

There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

The remaining responsibilities of the Liquidation Trust no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees. Consequently, in conjunction with the termination of most of the day-to-day activities of the Liquidation Trust, all employees, including the Liquidation Trustee, were released from full-time employment by the Liquidation Trust in June 2005. The Liquidation Trustee and one other employee are performing necessary management, accounting and reporting functions on a part-time basis, with periodic assistance from two other part-time employees. While the Liquidation Trustee believes that these individuals will consistently make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue. As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Conrad F. Hocking, the Liquidation Trustee, age 54, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust. Prior thereto, Mr. Hocking served as Chief Executive Officer and Chief Financial Officer of Hechinger since May 2000. Mr. Hocking holds a Bachelor of Science degree from George Mason University. Mr. Hocking’s principal business address is 405 East Gude Drive, Suite 206, Rockville, Maryland 20850.

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

The Liquidation Trustee and all Liquidation Trust employees have executed the Liquidation Trust Code of Ethics.

Item 11. Executive Compensation

The Liquidation Trustee is employed on a part-time basis at the rate of $190 per hour. During the fiscal year ended September 30, 2007, salary payments to the Liquidation Trustee totaled $35,635. The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits.

The Liquidation Trustee is reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the fiscal year ended September 30, 2007, reimbursements for such expenses, which are subject to Committee review, totaled $2,366, primarily for supplies purchased for the Liquidation Trust’s office.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

None. The Liquidation Trust has no Board of Directors. The entities serving as members of the Committee are holders of significant Beneficial Interests and are therefore not independent with respect to the Liquidation Trust.

Item 14. Principal Accounting Fees and Services

Fees paid to the Liquidation Trust’s principal accounting firms during the periods as indicated were:

($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005

Current principal accounting firm
Audit services	$28	$-	$-
Tax services	6	-	-
Total	$34	$-	$-

Predecessor principal accounting firm
Audit services	$35	$52	$57
Tax services	-	8	8
Total	$35	$60	$65

The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable. Tax services performed for the Liquidation Trust relate to preparation of the Liquidation Trust’s tax returns.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements

Financial Statements as of September 30, 2007 and September 30, 2006, and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005

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

HECHINGER LIQUIDATION TRUST

Date: December 31, 2007	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking Title: Liquidation Trustee

Index to Financial Statements

Hechinger Liquidation Trust

Financial Statements as of September 30, 2007 and September 30, 2006, and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005

Report of Independent Registered Public Accounting Firm

We have audited the Statement of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust” or the “Company”) as of September 30, 2007, and the related Statement of Changes in Net Assets in Liquidation and Statement of Cash Receipts and Disbursements for the year then ended. The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hechinger Liquidation Trust as of September 2006 and for the years ended September 30, 2006 and 2005 were audited by other auditors whose report dated December 27, 2006, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Liquidation Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to confirm preference receivables aggregating $0.21 million as of September 30, 2007 with the party subject to such claim, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2007, and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the year then ended, in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.

As described in Note 1, preparation of the financial statements on the liquidation basis of accounting requires that management make a number of assumptions including those regarding the resolution of disputed claims and the estimated costs of liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in claims payable, estimated costs of liquidation, and net assets recorded in the accompanying Statement of Net Assets in Liquidation.

/s/ Reznick Group, P.C.

Vienna, Virginia
December 27, 2007

Report of Independent Registered Public Accounting Firm

We have audited the Statement of Net Assets in Liquidation of Hechinger Liquidation Trust (“the Liquidation Trust”) as of September 30, 2006 and the related Statements of Changes in Net Assets in Liquidation and Statements of Cash Receipts and Disbursements for the fiscal years ended September 30, 2006 and September 30, 2005. The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were unable to confirm preference receivables aggregating $0.853 million as of September 30, 2006 with the parties subject to such claims, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Net Assets in Liquidation of the Liquidation Trust as of September 30, 2006 and the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements for the fiscal years ended September 30, 2006 and September 30, 2005, in conformity with U. S. generally accepted accounting principles, applied on the basis described in the preceding paragraph.

As described in Note 1, preparation of the financial statements on the liquidation basis of accounting requires that management make a number of assumptions including those regarding the resolution of disputed claims and the estimated costs of liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in claims payable, estimated costs of liquidation, and net assets recorded in the accompanying Statement of Net Assets in Liquidation.

/s/ Kaiser, Scherer & Schlegel, PLLC

McLean, Virginia
December 27, 2006

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2007	September 30, 2006
Assets
Cash and cash equivalents
Designated as available for distribution
to holders of impaired claims	$2,681	$2,872
Reserved	10,661	11,193
Other	6,136	4,658

Total cash and cash equivalents	19,478	18,723

Preference receivables (net of costs of
recovery of $53 and $147,
respectively)	210	853
Other assets	2	674

Total assets	19,690	20,250

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	435	431
Distributions payable	421	424
Estimated costs of liquidation
Wind-down reserve	1,210	1,682
Litigation reserve	307	371

Total liabilities	3,710	4,245

Net Assets in Liquidation	$15,980	$16,005

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005
Increase/(decrease) in Net Assets in Liquidation
(Decrease)/increase in estimated fair value of
preference receivables, net	$(666)	$119	$521
Increase in estimated costs of liquidation -
Wind-down reserve	(103)	(973)	(124)
Fleet settlement accrual	-	(4,750)	(3,500)
Committee action settlement	-	-	7,000
Decrease in estimated fair value of
unimpaired and convenience
claims payable	-	-	23
Interest income	911	1,083	634
Other increases	20	638	1,175

Net increase/(decrease) in Net Assets in Liquidation
before distributions authorized	162	(3,883)	5,729
Distributions authorized	(187)	(6,977)	(7,306)

Net decrease in Net Assets in Liquidation
after distributions authorized	(25)	(10,860)	(1,577)

Net Assets in Liquidation at beginning of year	16,005	26,865	28,442

Net Assets in Liquidation at end of year	$15,980	$16,005	$26,865

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006	For the fiscal year ended September 30, 2005
Cash receipts
Preference collections, before
costs of recovery	$80	$257	$3,973
Collection of committee action settlement	-	7,000	-
Other receipts	614	34	732
Interest income	911	1,083	634
Total cash receipts	1,605	8,374	5,339

Cash disbursements
Costs of liquidation
Operating expenses	364	480	1,591
Legal and professional fees
Liquidation Trust operations	211	247	615
Litigation	64	359	1,654
Preference recoveries	26	189	1,172
Fleet settlement	-	8,250	-
Unimpaired and convenience claims	-	-	1,010
Voided claims checks, net	(4)	(70)	(219)
Total cash disbursements	661	9,455	5,823
Increase/(decrease) in cash and cash equivalents
before distributions paid	944	(1,081)	(484)

Distributions paid	(189)	(6,845)	(7,242)

Increase/(decrease) in cash and cash equivalents	755	(7,926)	(7,726)

Cash and cash equivalents
at beginning of year	18,723	26,649	34,375
Cash and cash equivalents
at end of year	$19,478	$18,723	$26,649

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

The Liquidation Trust has no authority to engage in any trade or business. The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”). The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by October 26, 2008, unless the Bankruptcy Court approves a further extension of the term.

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

The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 11). Through September 30, 2007, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

Available Cash consists of:

($ in thousands)

	As of	As of
	September 30, 2007	September 30, 2006

Distributions payable	$421	$424
Reserve for remaining disputed impaired claims
at 10.2911%	2,260	2,448
Total available cash	$2,681	$2,872

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

The recoverable preferential payments (the “Preference Receivables”) are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. As of September 30, 2007 and September 30, 2006, Preference Receivables consisted mainly of one remaining significant action. During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. Although the defendant appealed the affirmation by the District Court to the Court of Appeals, as of September 30, 2006, the Liquidation Trust believed that ultimate collection of the full award was likely.

During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Note 12). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. However, based on the content of the ruling and on the status of negotiations with the defendant, the Liquidation Trust has reduced its current estimate of the fair value of Preference Receivables, net of costs of recovery, from $0.9 million to $0.2 million. In addition to pursuing this action, the Liquidation Trust continues to make collections efforts on recently settled cases and certain default judgments issued.

During the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively, the Liquidation Trust collected $0.1 million, $0.3 million, and $4.0 million in preference recoveries, and paid $0.0 million, $0.2 million, and $1.2 million in fees and expenses associated with such recoveries.

The estimated net fair value of Preference Receivables was decreased by $0.7 million during the fiscal year ended September 30, 2007, and increased by $0.1 million and $0.5 million during the fiscal years ended September 30, 2006 and September 30, 2005, respectively, as a result of the court rulings discussed above, as well as settlements and collections in excess of originally estimated amounts.

The fair value of Preference Receivables is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. The eventual net realizable value of Preference Receivables is likely to differ from their estimated net fair value and these differences may be significant.

5. Other Assets

Other assets consist of receivables from various former vendors, service providers, and others. As of September 30, 2006, other assets included a $0.6 million receivable related to a settlement with certain former counsel to the Debtors, as well as $0.1 million of stock accounted for at its market value and sold shortly after September 30, 2006, which was received in partial settlement of a preference claim.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)

	As of	As of
	September 30, 2007	September 30, 2006

Allowed unimpaired claims	$1,335	$1,335

Estimated fair value of disputed unimpaired claims	-	-

Convenience claims	2	2

Total unimpaired and convenience claims payable	$1,337	$1,337

Reserved value of disputed unimpaired claims	$300	$300

Number of disputed unimpaired claims	3	3

There have been no changes in the status of any of the Unimpaired Claims Payable during the fiscal years ended September 30, 2007 and September 30, 2006. Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of September 30, 2007 and September 30, 2006 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The most recent Unimpaired Claims payment resulted from resolution of a secured Claim asserted by a group of insurance companies collectively referred to as Kemper Insurance Company (“Kemper”) for payment of certain liability claims against the Debtors, which was resolved and paid during the course of the year ended September 30, 2005. The settlement included a net payment to Kemper of $1.0 million.

The reserved amount for Disputed Unimpaired Claims (the “Excess Disputed Unimpaired Claims Reserve”) is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes. The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of September 30, 2007 and September 30, 2006. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of September 30, 2007 or September 30, 2006.

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through the current estimated termination date of February 2009. These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and filings with regulatory authorities and with the Bankruptcy Court. The Wind-down Reserve includes provision for costs after the current Court-authorized termination date of October 26, 2008, because the Liquidation Trust believes that certain responsibilities such as filing final tax returns will occur after that date.

The Wind-down Reserve was increased by a total of $0.1 million, $1.0 million, and $0.1 million during the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time. Expenses paid from the Wind-down Reserve during the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005 totaled $0.6 million, $0.7 million, and $2.2 million, respectively.

The Liquidation Trust rents storage facilities under month-to-month terms, and its office space under a lease which has been periodically renewed for terms of six to fourteen months. Subsequent to year-end, the Liquidation Trust executed a six-month lease extension expiring in August 2008. The future minimum rent payments due are $25,480. During each of the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, the Liquidation Trust incurred rent expense of $0.1 million, all under short-term leases.

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”). See Notes 12 and 13 for a discussion of the status of each of these actions.

The Litigation Reserve is periodically adjusted based on updated estimates of the aggregate litigation expenses of the Liquidation Trust for these actions. No adjustment was deemed necessary during any of the three most recent fiscal years based on the status of the litigation and its estimated costs. Litigation expenditures during the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005 totaled $0.1 million, $0.4 million, and $1.7 million, respectively.

The fair value of estimated costs of liquidation is reassessed at least quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

10. Bankruptcy Reserves Required

Pursuant to the terms of the Plan, the Liquidation Trust is required to establish and maintain various reserves intended, among other things, to assure that Claims are paid in accordance with the funding priorities established in the Plan, to administer the Plan and the Liquidation Trust, and to wind down the affairs of the Debtors. Reserves which represent liabilities that would be recorded using the liquidation basis of accounting in accordance with generally accepted accounting principles (the “Liability Reserves”) are reflected as such in the accompanying Statements of Net Assets in Liquidation. Such Liability Reserves include the Wind-down Reserve, the Litigation Reserve, Unimpaired Claims payable, and uncashed Claims checks.

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

Reserves, in addition to those included in Available Cash, consist of:

($ in thousands)

	As of	As of
	September 30, 2007	September 30, 2006
Liability reserves
Wind-down	$1,210	$1,682
Litigation	307	371
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	435	431

Total liability reserves	3,289	3,821

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	72	72
Minimum reserve	3,000	3,000

Total contingency reserves	7,372	7,372

Total reserves	$10,661	$11,193

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

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)

	As of	As of
	September 30, 2007	September 30, 2006

Allowed impaired claims	$711,770	$709,770
Estimated fair value of disputed
impaired claims	8,584	10,584

Total estimated impaired claims	$720,354	$720,354

Asserted value of disputed impaired claims	$22,669	$48,682

Number of disputed impaired claims	9	12

No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate. The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.

Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2007, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims.

Distributions authorized during the fiscal year ended September 30, 2007 totaled $0.2 million, consisting of the previously authorized Distributions of 10.2911% payable to holders of the additional $2.0 million of Impaired Claims newly allowed during the year.

Distributions authorized during the fiscal year ended September 30, 2006 totaled $7.0 million, primarily representing the fifth interim Distribution of 1.1911%, as well as the previously authorized Distributions of 9.1% payable to holders of the additional $3.7 million of Impaired Claims newly allowed during the year. Because the fifth interim Distribution resulted from $7.0 million of proceeds of the Committee Action settlement described in Note 13, below, pursuant to the Plan, Kmart’s General Unsecured Claim, allowed in the amount of $150.0 million, was excluded from this Distribution.

Distributions authorized during the fiscal year ended September 30, 2005 totaled $7.3 million, primarily representing the fourth interim Distribution of 1.0%, as well as the previously authorized Distributions of 8.1% payable to holders of the additional $2.0 million of Impaired Claims newly allowed during the year.

In conjunction with the authorized Distributions, as of September 30, 2007, the Liquidation Trust held a total of $2.7 million of Available Cash for Distribution to holders of Impaired Claims, including a $2.3 million reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Note 3). A total of $71.1 million has been paid to holders of Allowed Impaired Claims through September 30, 2007. Of this total, $40.5 million was paid to holders of General Unsecured Claims Allowed at $414.5 million, and $30.6 million to holders of Senior Unsecured Claims Allowed at $206.4 million.

Distributions are made in accordance with the priority and subordination provisions set forth in the Plan. Until such time as all holders of Allowed Senior Unsecured Claims have received the full $206.4 million amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims. Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust. Of the $30.6 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) through September 30, 2007, $9.4 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million. Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

12. Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Case

The Liquidation Trust is pursuing an action referred to as the “Committee Action” on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”) and in the Third Circuit Court of Appeals (the “Court of Appeals”). This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continues to pursue the Committee Action against certain remaining defendants with which it has not reached a settlement (see Note 13). Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007. The Court of Appeals has not yet scheduled oral argument.

The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

As of September 30, 2007, only one significant preference litigation action continued - of approximately 1,800 preference actions filed by the Debtors in 2001. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. The Bankruptcy Court has established a briefing schedule to be completed during February 2008. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of September 30, 2007, a total of 14 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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

Fleet Settlement

Fleet was one of the defendants in both the Committee Action and in another significant action related to the 1997 Transactions, referred to as the “Bondholder Action”. During August 2002, pursuant to a stipulation between the Liquidation Trust and Fleet, (the “Fleet Stipulation”), the Liquidation Trust established, as a contingency reserve, a Fleet Reserve totaling $11.0 million. The Fleet Stipulation contained provisions pursuant to which Fleet could seek reimbursement of certain legal fees and expenses in the event of certain outcomes in proceedings by the Liquidation Trust against Fleet, including the ultimate resolution of the Committee Action and/or the Bondholder Action in favor of Fleet.

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

Following adverse decisions on the Committee Action during 2005 and 2006 (see Note 12), during August 2006, the Liquidation Trust reached a settlement with both Fleet and GECC (the “Fleet Settlement”). Under the terms of the Fleet Settlement, the Liquidation Trust paid Fleet $8.3 million of the $11.0 million Fleet Reserve and Fleet and GECC released any claim to the balance of the Fleet Reserve. The remaining Fleet Reserve balance of $2.8 million was therefore released from contingency reserves during the fiscal year ended September 30, 2006.

Other settlements and receipts

During the fiscal year ended September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement agreement with certain former counsel to the Debtors, collected during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2005, the Liquidation Trust (i) reached a $0.6 million settlement in litigation it had been pursuing against Kemper since December 2003, collected as an offset against the Liquidation Trust’s payment to Kemper for its secured Claim, and (ii) received a $0.4 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values.

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