Form 10-Q
period 2007-12-31
HECHINGER LIQUIDATION TRUST
filed 2008-02-13
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

Yes☒            No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐            No☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes☒            No☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of	As of
	December 31,	September 30,
	2007	2007

Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$2,656	$2,681
Reserved cash	10,338	10,661
Other cash	6,652	6,136

Total cash and cash equivalents	19,646	19,478

Preference receivables (net of costs of recovery of $55 and $53, respectively)	211	210
Other assets	2	2

Total assets	19,859	19,690

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	435	435
Distributions payable	421	421
Estimated costs of liquidation
Wind-down reserve	1,034	1,210
Litigation reserve	160	307

Total liabilities	3,387	3,710

Net Assets in Liquidation	$16,472	$15,980

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2007	December 31, 2006

Increase in Net Assets in Liquidation
Interest income	$201	$235
Other increases	291	2

Net increase in Net Assets in Liquidation before distributions authorized	492	237

Distributions authorized	-	-

Net increase in Net Assets in Liquidation after distributions authorized	492	237

Net Assets in Liquidation at beginning of period	15,980	16,005

Net Assets in Liquidation at end of period	$16,472	$16,242

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2007	December 31, 2006

Cash receipts
Preference collections, before costs of recovery	$-	$77
Interest income	201	235
Other receipts	293	1
Total cash receipts	494	313

Cash disbursements
Costs of liquidation
Operating expenses	147	247
Legal and professional fees
Litigation	148	45
Liquidation Trust operations	29	52
Preference recoveries	2	13
Total cash disbursements	326	357

Increase/(decrease) in cash and cash equivalents before distributions paid	168	(44)

Distributions paid	-	-

Increase/(decrease) in cash and cash equivalents	168	(44)

Cash and cash equivalents at beginning of period	19,478	18,723

Cash and cash equivalents at end of period	$19,646	$18,679

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

The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust are paid, including Allowed Unimpaired and Convenience Claims (certain small Claims paid at 7.5% of their Allowed amounts in accordance with the Plan), and after all contingencies are resolved. Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions.

Through December 31, 2007, the Liquidation Trust has authorized cumulative Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented. Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2007 and September 30, 2006, and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, and the notes thereto.

The amounts shown in this document are rounded and are therefore approximate. Certain insignificant amounts in the three months ended December 31, 2006 have been reclassified to conform with their presentation for the three months ended December 31, 2007.

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

3. Cash and Cash Equivalents

Cash is invested in highly liquid investments with a maturity of three months or less, and in accordance with Section 345 of the Bankruptcy Code or as otherwise permitted by order of the Bankruptcy Court. Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves (see Note 9).

Cash Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”) is designated solely to assure the availability of funds for payment to holders of Impaired Claims who have not received their Distributions (see Notes 7 and 10).

Available Cash consists of:

	As of	As of
($ in thousands)	December 31, 2007	September 30, 2007

Distributions payable	$421	$421
Reserve for remaining disputed impaired claims at 10.2911%	2,235	2,260
Total available cash	$2,656	$2,681

Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan. Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become Allowed, or if certain specific contingencies should occur. See Note 9 for details of specific reserves and their related amounts.

Other Cash is cash and cash equivalents not designated to a specific reserve or fund.

4. Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. As of December 31, 2007 and September 30, 2007, preference receivables consisted mainly of one remaining significant action. During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. The defendant appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Note 11). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)
	As of	As of
	December 31, 2007	September 30, 2007

Allowed unimpaired claims	$1,335	$1,335
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of December 31, 2007 and September 30, 2007 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of December 31, 2007 and September 30, 2007. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

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

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”). The amount of the Litigation Reserve as of December 31, 2007 and September 30, 2007 is intended to fund the appeal of the District Court’s Summary Judgment Decision and related judgment with respect to the Committee Action in the Court of Appeals (see Note 11).

The fair value of the estimated costs of liquidation is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

9.  Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of	As of
	December 31, 2007	September 30, 2007
Liability reserves
Wind-down	$1,034	$1,210
Litigation	160	307
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	435	435

Total liability reserves	2,966	3,289

Contingency reserves
Litigation appeals provision	4,000	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	72	72
Minimum reserve	3,000	3,000

Total contingency reserves	7,372	7,372

Total reserves	$10,338	$10,661

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

10. Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

	As of	As of
($ in thousands)	December 31, 2007	September 30, 2007

Allowed impaired claims	$711,770	$711,770
Estimated fair value of disputed impaired claims	8,334	8,584

Total estimated impaired claims	$720,104	$720,354
Asserted value of disputed impaired claims	$22,419	$22,669

Number of disputed impaired claims	8	9

Distributions to holders of Allowed Impaired Claims have been authorized, through December 31, 2007, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $71.1 million has been paid to holders of Allowed Impaired Claims through December 31, 2007. In conjunction with the authorized Distributions, as of December 31, 2007, the Liquidation Trust held a total of $2.7 million of Available Cash for Distribution to holders of Impaired Claims, including the $2.2 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.4 million in Distributions payable to holders of Allowed Impaired Claims (see Notes 3 and 7). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.

No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

11. Contingencies

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

An amended complaint with respect to the Committee Action was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L.P., Green Equity Investors II, L.P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L.P., and Jarsan Associates L.P., Defendants.”

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

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continues to pursue the Committee Action against certain remaining defendants with which it has not reached a settlement. Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007. The Court of Appeals has not yet scheduled oral argument.

The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

The Debtors filed approximately 1,800 preference actions in 2001. As of December 31, 2007, only one significant preference litigation action continued. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this action. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. The Bankruptcy Court has established a briefing schedule to be completed during February 2008. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of December 31, 2007, a total of 13 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

12. Other

During the three months ended December 31, 2007, the Liquidation Trust received a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation. Therefore no receivable for this distribution from the carrier had previously been recorded as an asset of the Liquidation Trust. The receipt was included in "Other increases, net" in the Statement of Changes in Net Assets in Liquidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2007 and September 30, 2007 and for the three months ended December 31, 2007 and December 31, 2006, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2007 and September 30, 2006, and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2007.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the three months ended
	December 31, 2007	December 31, 2006

Interest income	$201	$235
Other increases, net	291	2
Net increase in net assets in liquidation	$492	$237

A. Interest income

Interest income decreased during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, primarily as a result of declining interest rates.

B. Other increases, net

Other increases, net during the three months ended December 31, 2007 consisted primarily of a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation. Therefore no receivable for this distribution from the carrier had previously been recorded as an asset of the Liquidation Trust. No such event occurred during the three months ended December 31, 2006.

III. Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the three months ended
	December 31, 2007	December 31, 2006

Cash receipts
Preference collections, before costs of recovery	$-	$77
Interest income	201	235
Other receipts	293	1

Total cash receipts	494	313

Cash disbursements
Operating expenses	147	247
Legal and professional fees
Litigation	148	45
Liquidation Trust operations	29	52
Preference recoveries	2	13

Total cash disbursements	326	357

Increase/(decrease) in cash and cash equivalents	$168	$(44)

A. Cash receipts

During the three months ended December 31, 2007, there were no cash receipts from collections of preference receivables. Preference collections during the three months ended December 31, 2006 were nominal, resulting from collections efforts on recently settled cases and certain default judgments issued. With the exception of one substantial case, discussed under “Net Assets in Liquidation”, Part I, Item 2.IV.A., below, no substantial preference actions remain as of December 31, 2007. Future preference receipts, other than from this one case, are expected to be insignificant.

Other receipts during the three months ended December 31, 2007 related primarily to the $0.3 million distribution discussed in “Changes in Net Assets in Liquidation,” Part I, Item 2.II.B., above. No such event occurred during the three months ended December 31, 2006.

B. Operating expenses

A significant portion of operating expenses for the three months ended December 31, 2007 and for the three months ended December 31, 2006 consisted of annual insurance premiums for the Liquidation Trust. Operating expenses during the three months ended December 31, 2007 were significantly lower than those during the three months ended December 31, 2006, primarily due to substantial decreases in the insurance premiums for the Liquidation Trust’s business and liability insurance resulting from a more favorable market for such coverages.

C. Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

The litigation fees paid for the Committee Action during the three months ended December 31, 2007 were significantly more than those paid during the three months ended December 31, 2006. Fees paid during the three months ended December 31, 2007 covered over ten months of legal services, primarily related to the Committee Action appeal. Fees paid during the three months ended December 31, 2006, however, related mainly to a settlement with certain prior defendants in the Committee Action, and covered approximately five months of services.

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

Total preference recovery fees during the three months ended December 31, 2007 were not comparable to such fees during the three months ended December 31, 2006. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. During the three months ended December 31, 2007, no preference recoveries were received, but the Liquidation Trust paid nominal ongoing expenses of preference collection counsel. During the three months ended December 31, 2006, preference recovery fees related to collection of a number of recently settled cases and certain default judgments issued.

IV. Net Assets in Liquidation

A. Assets

1. Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance of $19.6 million as of December 31, 2007 and $19.5 million as of September 30, 2007 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $2.7 million as of December 31, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $22.9 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $2.7 million as of September 30, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased to a balance of $10.3 million as of December 31, 2007, a change of $0.3 million from September 30, 2007, primarily as a result of disbursements from the Wind-down Reserve and the Litigation Reserve, as discussed below.

2. Preference receivables

As of December 31, 2007 and September 30, 2007, preference receivables consisted mainly of one remaining significant action. During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. The defendant appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

B. Liabilities and Reserves

Estimated costs of liquidation decreased by $0.3 million, to a balance of $1.2 million as of December 31, 2007, compared to September 30, 2007. The decrease is due to disbursements totaling $0.2 million from the Wind-down Reserve, and $0.1 million from the Litigation Reserve.

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2007.

There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

The remaining responsibilities of the Liquidation Trust no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees. The Liquidation Trustee and one other employee are performing necessary management oversight and administrative, legal and accounting processes on a part-time basis, with periodic assistance from two other part-time employees. While the Liquidation Trustee believes that these individuals will consistently make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue. As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Further background information about the following cases is disclosed in Part I, Item 3., “Legal Proceedings,” of the Liquidation Trust’s Form 10-K for the fiscal year ended September 30, 2007.

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

An amended complaint with respect to the Committee Action was filed in the United States Bankruptcy Court for the District of Delaware on April 3, 2001, as Civil Action No. 00-840-RRM and was styled “The Official Committee of Unsecured Creditors of Hechinger Investment Company of Delaware, Inc., et al., Plaintiff, v. Fleet Retail Finance Group, The Chase Manhattan Bank, Back Bay Capital Funding, LLC, each individually and as agent for various parties to credit agreements described herein, Leonard Green & Partners, L.P., Green Equity Investors II, L.P., John W. Hechinger, Jr., John W. Hechinger, S. Ross Hechinger, Ann D. Jordan, Robert S. Parker, Melvin A. Wilmore, Alan J. Zakon, Kenneth J. Cort, W. Clark McClelland, June R. Hechinger, Nancy Hechinger Lowe, Sally Hechinger Rudoy, Catherine S. England, Richard England, Jr., June L.P., and Jarsan Associates L.P., Defendants.”

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

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continues to pursue the Committee Action against certain remaining defendants with which it has not reached a settlement. Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the appeal was completed during July 2007. The Court of Appeals has not yet scheduled oral argument.

The various remaining defendants are vigorously opposing this action. There is no assurance that the Liquidation Trust will prevail on appeal. While the Liquidation Trust is vigorously pursuing this litigation with the intent to obtain a substantial recovery, the Liquidation Trust cannot predict with any certainty the outcome of the litigation or the amount or range of potential recoveries.

Bankruptcy Court Case

The Debtors filed approximately 1,800 preference actions in 2001. As of December 31, 2007, one significant preference litigation action continued. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this action. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. The Bankruptcy Court has established a briefing schedule to be completed during February 2008. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of December 31, 2007, a total of 13 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 1A. Risk Factors

There are no material changes in risk factors as previously disclosed in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2007.

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

HECHINGER LIQUIDATION TRUST

Date: February 13, 2008	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350