Form 10-Q
period 2008-06-30
HECHINGER LIQUIDATION TRUST
filed 2008-08-13
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Hechinger Liquidation Trust

Unaudited Statements of Net Assets in Liquidation

($ in thousands)

	As of	As of
	June 30,	September 30,
	2008	2007

Assets
Cash and cash equivalents
Cash designated as available for distribution
to holders of impaired claims	$1,223	$2,681
Reserved cash	6,019	10,661
Other cash	12,339	6,136

Total cash and cash equivalents	19,581	19,478

Preference receivables (net of costs of recovery of $53 and $53, respectively)	211	210
Other assets	2	2

Total assets	19,794	19,690

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	435	435
Distributions payable	487	421
Estimated costs of liquidation
Wind-down reserve	718	1,210
Litigation reserve	156	307

Total liabilities	3,133	3,710

Net Assets in Liquidation	$16,661	$15,980

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($ in thousands)

	For the three	For the three
	months ended	months ended
	June 30, 2008	June 30, 2007
Increase/(decrease) in Net Assets in Liquidation
(Decrease) in estimated fair value of preference receivables, net	$-	$(663)
Interest income	78	233
Other increases, net	16	5

Net increase/(decrease) in Net Assets in Liquidation before distributions authorized	94	(425)

Distributions authorized	(71)	-

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	23	(425)

Net Assets in Liquidation at beginning of period	16,638	16,278

Net Assets in Liquidation at end of period	$16,661	$15,853

	For the nine	For the nine
	months ended	months ended
	June 30, 2008	June 30, 2007
Increase/(decrease) in Net Assets in Liquidation
(Decrease) in estimated fair value of preference receivables, net	$(3)	$(663)
Interest income	443	688
Other increases, net	312	10

Net increase in Net Assets in Liquidation before distributions authorized	752	35

Distributions authorized	(71)	(187)

Net increase/(decrease) in Net Assets in Liquidation after distributions authorized	681	(152)

Net Assets in Liquidation at beginning of period	15,980	16,005

Net Assets in Liquidation at end of period	$16,661	$15,853

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($ in thousands)

	For the nine	For the nine
	months ended	months ended
	June 30, 2008	June 30, 2007

Cash receipts
Preference collections, before costs of recovery	$-	$80
Interest income	443	688
Other receipts	312	605
Total cash receipts	755	1,373

Cash disbursements
Costs of liquidation
Operating expenses	239	333
Legal and professional fees
Liquidation Trust operations	253	139
Litigation	151	51
Preference recoveries	4	25
(Voided)/reissued claims checks, net	-	(24)
Total cash disbursements	647	524

Increase in cash and cash equivalents before distributions paid	108	849

Distributions paid	5	189

Increase in cash and cash equivalents	103	660

Cash and cash equivalents at beginning of period	19,478	18,723

Cash and cash equivalents
at end of period	$19,581	$19,383

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

Through June 30, 2008, the Liquidation Trust has authorized cumulative Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 10.2911% of the Allowed amount of the Impaired Claims, and established a reserve of 10.2911% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

Available Cash consists of:

($ in thousands)	As of	As of
	June 30, 2008	September 30, 2007

Distributions payable	$487	$421
Reserve for remaining disputed impaired
claims at 10.2911%	736	2,260
Total available cash	$1,223	$2,681

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

4. Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery. As of June 30, 2008 and September 30, 2007, preference receivables consisted mainly of one remaining significant action. During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. The defendant appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)
	As of	As of
	June 30, 2008	September 30, 2007

Allowed unimpaired claims	$1,335	$1,335
Convenience claims	2	2

Total	$1,337	$1,337

Number of disputed unimpaired claims	3	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim. Allowed Unimpaired Claims as of June 30, 2008 and September 30, 2007 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of June 30, 2008 and September 30, 2007. The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be expunged or waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

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

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”). All such actions have been settled, dismissed or otherwise concluded as of June 30, 2008 (see Note 11). The amount of the Litigation Reserve as of June 30, 2008 and September 30, 2007 represents the estimated amount of the final unpaid costs associated with the Committee Action.

The fair value of the estimated costs of liquidation is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known. Actual costs are likely to differ from the estimated costs and these differences may be significant.

9.  Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of	As of
	June 30, 2008	September 30, 2007
Liability reserves
Wind-down	$718	$1,210
Litigation	156	307
Unimpaired and convenience claims	1,337	1,337
Uncashed claims checks	435	435

Total liability reserves	2,646	3,289

Contingency reserves
Litigation appeals provision	-	4,000
Excess disputed unimpaired claims	300	300
Preference settlement claims	73	72
Minimum reserve	3,000	3,000

Total contingency reserves	3,373	7,372

Total reserves	$6,019	$10,661

The litigation appeals provision as of September 30, 2007 represented a contingency reserve to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action. Because the Liquidation Trustee has determined that the Liquidation Trust will not pursue the Committee Action further (see Note 11), the litigation appeals provision has been released as of June 30, 2008.

The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

10. Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	June 30, 2008	September 30, 2007

Allowed impaired claims	$712,412	$711,770
Estimated fair value of disputed impaired claims	7,662	8,584

Total estimated impaired claims	$720,074	$720,354

Asserted value of disputed impaired claims	$8,113	$22,669

Number of disputed impaired claims	6	9

Distributions to holders of Allowed Impaired Claims have been authorized, through June 30, 2008, in the cumulative amount of 10.2911% of the Allowed amount of the Impaired Claims. A total of $71.1 million has been paid to holders of Allowed Impaired Claims through June 30, 2008. Subsequent to June 30, 2008, the Liquidation Trust authorized a sixth interim Distribution in the amount of approximately $12.0 million, or 1.65% of the Allowed amount of Impaired Claims plus the estimated amount of the remaining Disputed Impaired Claims. The Liquidation Trust plans to pay this Distribution during August 2008.

The decrease in the asserted value of Disputed Impaired Claims from September 30, 2007 to June 30, 2008 resulted from the settlement of three such Claims, including the largest remaining Disputed Impaired Claim. These settlements were reached at amounts which aggregated $0.3 million less than their estimated value as of September 30, 2007, resulting in the $0.3 million decrease in total estimated Impaired Claims from September 30, 2007 to June 30, 2008.

In conjunction with the authorized Distributions, as of June 30, 2008, the Liquidation Trust held a total of $1.2 million of Available Cash for Distribution to holders of Impaired Claims, including the $0.7 million Disputed Impaired Claims Reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, as well as Distributions payable to certain holders of Allowed Impaired Claims (see Notes 3 and 7). The Disputed Impaired Claims Reserve is determined based on the cumulative Distribution rate and on the estimated amount, approved by the Bankruptcy Court for reserve purposes, of each remaining Disputed Impaired Claim.

No assurance can be given as to the ultimate allowance, disallowance or settlement of the remaining Disputed Impaired Claims, individually or in the aggregate.

11. Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

Federal Court Case

The Liquidation Trust has been pursuing an action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors and assigned to the Liquidation Trust pursuant to the Plan (referred to as the “Committee Action”), on behalf of its beneficiaries in the United States District Court for the District of Delaware (the “District Court”) and in the Third Circuit Court of Appeals (the “Court of Appeals”). This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

The Committee Action alleged that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserted fraudulent conveyance and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in damages. It also asserted fraudulent conveyance claims against the Pre-petition Lenders and challenged the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan.

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

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to pursue the Committee Action against certain remaining defendants with which it had not reached a settlement. Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007. The Court of Appeals heard oral argument during April 2008. On May 19, 2008, the Court of Appeals issued a decision affirming the Summary Judgment Decision.

 After consultation with counsel, the Liquidation Trustee has determined that the Liquidation Trust will not pursue an appeal of the May 19, 2008 adverse decision.

Bankruptcy Court Case

The Debtors filed approximately 1,800 preference actions in 2001. As of June 30, 2008, only one significant preference litigation action continued. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this action. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of June 30, 2008, a total of 11 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

12. Other

During the nine months ended June 30, 2008, the Liquidation Trust received a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation. Therefore, no receivable from the carrier had previously been recorded as an asset of the Liquidation Trust. The receipt was included in “Other Increases, net” in the Statement of Changes in Net Assets in Liquidation.

During the nine months ended June 30, 2007, the Liquidation Trust collected a settlement payment due from certain former counsel to the Debtors in connection with the 1997 Transactions. This settlement was reached and recorded as an asset of the Liquidation Trust as of September 30, 2006.

13. Subsequent Events

Subsequent to June 30, 2008, the Liquidation Trust authorized a sixth interim Distribution in the amount of approximately $12.0 million, or 1.65% of the Allowed amount of Impaired Claims plus the estimated amount of Disputed Impaired Claims. The Liquidation Trust plans to pay this Distribution during August 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2008 and September 30, 2007 and for the three months and the nine months ended June 30, 2008 and June 30, 2007, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q. The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2007 and September 30, 2006, and for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the Liquidation Trust’s audited financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods. The Liquidation Trust’s results for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. All amounts are rounded and are therefore approximate.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)	For the three months ended
	June 30, 2008	June 30, 2007

Distributions authorized	$(71)	$-
(Decrease) in estimated fair value of preference receivables, net	-	(663)
Interest income and other increases, net	94	238
Net increase/(decrease) in net assets in liquidation	$23	$(425)

	For the nine months ended
	June 30, 2008	June 30, 2007

Distributions authorized	$(71)	$(187)
(Decrease) in estimated fair value of preference receivables, net	(3)	(663)
Other increases, net	312	10
Interest income	443	688
Net increase/(decrease) in net assets in liquidation	$681	$(152)

A. Distributions Authorized

During the three months and the nine months ended June 30, 2008, no new interim Distribution was authorized; however, Distributions at the cumulative rate of 10.2911%, totaling $0.1 million, were authorized during the three months ended June 30, 2008 to holders of $0.6 million of Impaired Claims newly allowed during the period. No new interim Distribution was authorized during the three months or the nine months ended June 30, 2007; however, Distributions at the cumulative rate of 10.2911%, totaling $0.2 million, were authorized during the three months ended March 31, 2007 to holders of $2.0 million of Impaired Claims newly allowed during the period.

B. Estimated fair value of preference receivables, net

During the three months and the nine months ended June 30, 2008, changes in the estimated fair value of preference receivables were not significant. Most of the value of preference receivables during the periods as indicated above consisted of the sole remaining preference recovery action being actively pursued, net of estimated costs of recovery. During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion (see Part II, Item 1., “Legal Proceedings”, below). The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. However, during the three months ended June 30, 2007, based primarily on the content of the ruling and on the status of negotiations with the defendant in this action, the Liquidation Trust reduced its estimate of the fair value of preference receivables, net, from $0.9 million to $0.2 million. Changes in the estimated fair value of preference receivables during the nine months ended June 30, 2007, other than for this case, were not significant.

C. Interest income

Interest income decreased during the three months and the nine months ended June 30, 2008 as compared to the three months and the nine months ended June 30, 2007, primarily as a result of substantial declines in interest rates.

D. Other increases, net

Other increases, net during the nine months ended June 30, 2008 consisted primarily of a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors. The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation. Therefore, no receivable from the carrier had previously been recorded as an asset of the Liquidation Trust. During the three months ended June 30, 2008 and during the three months and the nine months ended June 30, 2007, other increases, net were not significant.

III. Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($ in thousands)	For the nine months ended
	June 30, 2008	June 30, 2007

Cash receipts
Preference collections, before costs of recovery	$-	$80
Interest income	443	688
Other receipts	312	605

Total cash receipts	755	1,373

Cash disbursements
Operating expenses	239	333
Legal and professional fees
Liquidation Trust operations	253	139
Litigation	151	51
Preference recoveries	4	25
(Voided)/reissued claims checks, net	-	(24)
Total cash disbursements	647	524

Distributions paid	5	189

Increase in cash and cash equivalents	$103	$660

A. Cash receipts

During the nine months ended June 30, 2008, there were no cash receipts from collections of preference receivables. Preference collections during the nine months ended June 30, 2007 resulted from collections efforts on settled cases and certain default judgments issued. With the exception of one substantial case, discussed under “Net Assets in Liquidation”, Part I, Item 2.IV.A., below, no substantial preference actions remain as of June 30, 2008. Future preference receipts, other than from this one case, are expected to be insignificant.

Cash receipts from interest income decreased during the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, primarily as a result of substantial declines in interest rates.

Other receipts during the nine months ended June 30, 2008 related primarily to the $0.3 million distribution discussed in “Changes in Net Assets in Liquidation,” Part I, Item 2.II.C., above. Other receipts during the nine months ended June 30, 2007 related primarily to collection of a previously recorded settlement with certain former counsel to the Debtors in connection with the 1997 Transactions (as defined in Part II., Item 1., “Legal Proceedings”, below).

B. Operating expenses

A significant portion of operating expenses for the nine months ended June 30, 2008 and for the nine months ended June 30, 2007 consisted of annual insurance premiums for the Liquidation Trust. Operating expenses during the nine months ended June 30, 2008 were significantly lower than those during the nine months ended June 30, 2007, primarily due to substantial decreases in the insurance premiums for the Liquidation Trust’s business and liability insurance resulting from a more favorable market for such coverages.

C. Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Committee Action, and expenses related to preference collections pursued on a contingency-fee basis. During the nine months ended June 30, 2008, these fees increased compared to the nine months ended June 30, 2007, primarily because Liquidation Trust counsel assisted in the appeal of the remaining significant preference action and resolved the largest remaining Disputed Impaired Claim, and because costs for the Liquidation Trust’s first year-end audit by its new principal accounting firm increased over the prior year’s audit.

The litigation fees paid for the Committee Action during the nine months ended June 30, 2008 were significantly more than those paid during the nine months ended June 30, 2007. Fees paid during the nine months ended June 30, 2008 covered over ten months of legal services, primarily related to the Committee Action appeal. Fees paid during the nine months ended June 30, 2007, however, related mainly to a settlement with certain prior defendants in the Committee Action, and covered approximately five months of services.

Total preference recovery fees during the nine months ended June 30, 2008 were not comparable to such fees during the three months ended June 30, 2007. The collection fees for most preference settlements are contingent, and are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases. In addition, preference recovery fees include expenses incurred in support of preference collections and associated litigation. During the nine months ended June 30, 2008, no preference recoveries were received, but the Liquidation Trust paid nominal ongoing expenses of preference collection counsel. During the nine months ended June 30, 2007, preference recovery fees related to collections on settled cases and certain default judgments issued.

D. Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time. No new interim Distribution was authorized or paid during the nine months ended June 30, 2008; however, the holder of one newly Allowed Impaired Claim received a payment. No new interim Distribution was authorized or paid during the nine months ended June 30, 2007; however, holders of $2.0 million of Allowed Impaired Claims received payments at the cumulative Distribution rate of 10.2911%.

IV. Net Assets in Liquidation

A. Assets

1. Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance of $19.6 million as of June 30, 2008 and $19.5 million as of September 30, 2007 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions. The required amount of Available Cash of $1.2 million as of June 30, 2008 was based primarily on the cumulative Distribution rate of 10.2911%, for $8.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan. The required amount of Available Cash of $2.7 million as of September 30, 2007 was based primarily on the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as unpaid Distributions to holders of Allowed Impaired Claims. The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations. Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur. Reserved cash decreased to a balance of $6.0 million as of June 30, 2008, a change of $4.6 million from September 30, 2007, primarily as a result of the release of the litigation appeals provision (See “Liabilities and Reserves”, below), as well as disbursements from the Wind-down Reserve and the Litigation Reserve, as discussed below.

Other cash is cash and cash equivalents not designated to a specific reserve or fund. Other cash increased to a balance of $12.3 million as of June 30, 2008, a change of $6.2 million from the September 30, 2007 balance of $6.1 million. This increase resulted primarily from the release of the $4.0 million litigation appeals provision from reserved cash, discussed above, as well as a $1.5 million reduction in Available Cash as a result of the reduced amount of Disputed Impaired Claims. On August 12, 2008, the Liquidation Trust authorized a sixth interim Distribution in the amount of approximately $12.0 million, funded from other cash.

B. Liabilities and Reserves

Estimated costs of liquidation decreased by $0.6 million, to a balance of $0.9 million as of June 30, 2008, compared to September 30, 2007. The decrease is due to disbursements totaling $0.5 million from the Wind-down Reserve, and $0.1 million from the Litigation Reserve.

The Liquidation Trustee previously designated the amount of $4.0 million as the litigation appeals provision. This contingency reserve was released as of June 30, 2008 in connection with the determination that the Liquidation Trust would no longer pursue the Committee Action. See Part II., Item 1., “Legal Proceedings,” below.

V. Forward-Looking Statements

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2008.

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

Federal Court Case

The Liquidation Trust has been pursuing an action, initially filed by the Official Committee of Unsecured Creditors appointed for the Debtors and assigned to the Liquidation Trust pursuant to the Plan (referred to as the “Committee Action”), on behalf of its beneficiaries in the District Court and in the Court of Appeals. This action arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and was filed against certain parties that arranged, approved, or financed the 1997 Transactions. The 1997 Transactions were arranged and/or approved by Leonard Green & Partners, L.P. and related entities and the controlling shareholders and directors of the Debtors (including the “Officer and Director Defendants”) (collectively, the “Insiders”). The 1997 Transactions were financed by a series of secured credit agreements, under which the Chase Manhattan Bank and Fleet (Fleet Retail Finance Inc., formerly BankBoston Retail Finance Inc.) served as agent for the pre-petition lender group (the “Pre-petition Lenders”).

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

The Committee Action alleged that the defendants carried out the 1997 Transactions despite their knowledge that Hechinger was insolvent at the time, and asserted fraudulent conveyance and/or breach of fiduciary duty claims against the Insiders, seeking recovery of at least $127 million in damages. It also asserted fraudulent conveyance claims against the Pre-petition Lenders and challenged the repayment of the Pre-petition Lenders using the proceeds of a post-petition loan.

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

A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action. The Liquidation Trust continued to pursue the Committee Action against certain remaining defendants with which it had not reached a settlement. Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the appeal was completed during July 2007. The Court of Appeals heard oral argument during April 2008. On May 19, 2008, the Court of Appeals issued a decision affirming the Summary Judgment Decision.

 After consultation with counsel, the Liquidation Trustee has determined that the Liquidation Trust will not pursue an appeal of the May 19, 2008 adverse decision.

Bankruptcy Court Case

The Debtors filed approximately 1,800 preference actions in 2001. As of June 30, 2008, one significant preference litigation action continued. During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this action. The defendant further appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust. As of June 30, 2008, a total of 11 Disputed Claims remained unresolved. None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On August 12, 2008, the Liquidation Trust filed the Notice of the Liquidation Trust of Sixth Interim Distribution to Classes 4A and 4B (Exhibit 99.9 hereto). Pursuant to the Notice, the Liquidation Trust authorized an additional Distribution of 1.65% of the Allowed amount to the holders of Allowed Impaired Claims, to be paid during August 2008.

Item 6.  Exhibits

Exhibit Number	Document

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

99.9	Notice of the Liquidation Trust of Sixth Interim Distribution to Classes 4A and 4B

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: August 13, 2008	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350

99.9	Notice of the Liquidation Trust of Sixth Interim Distribution to Classes 4A and 4B