Form 10-K
period 2008-09-30
HECHINGER LIQUIDATION TRUST
filed 2008-12-29
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

— $ 0 —

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13,  or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒    No ☐.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

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

The Liquidation Trust will terminate upon the earlier of (i) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (ii) by March 31, 2009, unless the Bankruptcy Court approves a further extension of the term.

During the fiscal year ended September 30, 2008, the principal activities of the Liquidation Trust included pursuing preference recovery actions as well as other significant actions in the United States District Court for the District of Delaware (the “District Court”), and in the United States Court of Appeals for the Third Circuit (the “Court of Appeals”), resolution of disputed claims, and Distributions to holders of beneficial interests in the Liquidation Trust, all as further explained below.

As of December 2008, substantially all assets of the Debtors, including causes of action, have been liquidated, and all Disputed Claims have either been resolved or are expected to be waived.  The Liquidation Trust is in the process of winding up its limited operations, and expects to request that the Bankruptcy Court authorize a final Distribution during early calendar year 2009 and terminate the Liquidation Trust thereafter.

The trustee of the Liquidation Trust is Mr. Conrad F. Hocking (the “Liquidation Trustee”).  As of September 30, 2008, the Liquidation Trust had no full-time employees.  The Liquidation Trustee and one other employee manage and monitor the affairs of the Liquidation Trust on a part-time basis, with periodic assistance from two other part-time employees.

Pursuant to the provisions of the Plan, a committee (the “Committee”) was appointed to represent the interests of the beneficiaries of the Liquidation Trust.  The members of the Committee initially were:  Teachers Insurance and Annuity Association of America, The Sherwin Williams Company, HSBC Bank USA, Masco Corporation, The Scotts Company, and Kmart Corporation (“Kmart”).  During 2003, subsequent to waiving all of its claims in a comprehensive mutual settlement with the Liquidation Trust, The Scotts Company resigned from the Committee.  No replacement has been designated.  Members of the Committee have fiduciary duties to the beneficiaries of the Liquidation Trust in the same manner that members of an official committee of creditors appointed pursuant to Section 1102, Chapter 11, Title 11 of the United States Code (the “Bankruptcy Code”), have fiduciary duties to the creditor constituents represented by such committee.

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

As of September 30, 2008, one significant preference litigation action continued (see Part I, Item 3., “Legal Proceedings”, below).  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  In addition, the Liquidation Trust continued to make collections efforts with respect to settlements and default judgments obtained for other preference actions.

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

a.	Status of litigation

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

During December 2005, the Liquidation Trust filed its notice of appeal from the Summary Judgment Decision and related judgment in the Committee Action with the Court of Appeals.  A March 2006 mediation that was ordered and conducted by the Court of Appeals did not result in a settlement among the remaining parties to the Committee Action.  The Liquidation Trust continued to pursue the Committee Action against certain remaining defendants with which it had not reached a settlement.  Pursuant to a scheduling order issued by the Court of Appeals during March 2007, briefing in the Committee Action appeal was completed during July 2007.  The Court of Appeals heard oral argument during April 2008.  During May 2008, the Court of Appeals issued a decision affirming the Summary Judgment Decision.  After consultation with counsel, the Liquidation Trustee determined that the Liquidation Trust would not pursue an appeal of the May 2008 adverse decision.

No further activity in this matter, other than paying final professional fees related to the case, is expected.  As of September 30, 2007, the Liquidation Trust maintained a contingency reserve of $4.0 million, the litigation appeals provision, to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action.  When the Liquidation Trustee determined that the Liquidation Trust would not pursue the Committee Action further, the litigation appeals provision was released.

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

As of September 30, 2008, ten Disputed Claims remained unresolved.  Subsequent to September 30, 2008, the Liquidation Trust has Allowed one Disputed Claim and expunged six Disputed Claims.  The Liquidation Trust expects that the three remaining Disputed Claims will be waived.

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

During the fiscal year ended September 30, 2008, the Liquidation Trust made no payments in settlement of Unimpaired and Convenience Class Claims, because substantially all of the Unimpaired and Convenience Claims had been settled and paid in previous fiscal years.

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

i.           General beneficiary information

Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Impaired Claims ultimately allowed.  When and to the extent that Disputed Impaired Claims become Allowed Impaired Claims, holders of such Claims receive Beneficial Interests in accordance with the Plan.  Allowed Impaired Claims, to the extent they exceed the Liquidation Trust’s estimate, as of September 30, 2008, that $720.1 million of Impaired Claims will ultimately be allowed, dilute the interest of each holder of Beneficial Interests proportionately.  The Liquidation Trust believes that the 2,080 beneficiaries of the Liquidation Trust as of September 30, 2008, plus one beneficiary whose claim was Allowed subsequent to year-end, will constitute all of the beneficiaries of the Liquidation Trust.

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

ii.           Distributions to Class 4A, Class 4B and Class 5 holders of Beneficial Interests

The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims.  Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2008, in the cumulative amount of 11.9411% of the Allowed amount of Impaired Claims, as follows: August 2002, 4.515%; June 2003, 2.058%; September 2004, 1.527%; April 2005, 1.0%; November 2005, 1.1911%; and August 2008, 1.65%.

Each Distribution was subject to maintaining reserves for the estimated amount of Disputed Impaired Claims, as approved by the Bankruptcy Court for the purpose of establishing adequate reserves.  As of September 30, 2008, the Liquidation Trust has therefore reserved a total of 11.9411%, the cumulative Distribution rate, of the estimated amount for each remaining Disputed Impaired Claim.  The reserve for Disputed Impaired Claims, totaling $1.0 million as of September 30, 2008, is paid out to holders of previously Disputed Impaired Claims when, and to the extent that, such Claims become Allowed.

These Distribution rates do not imply anything about future Distributions.  The timing and amount of any future Distributions, including a final Distribution for which the Liquidation Trust expects to request authorization from the Bankruptcy Court in early calendar year 2009, is subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust resolves the remaining Claims filed against it, collects amounts which may be due to it pursuant to various pending matters and litigation described herein, and obtains authorization from the Bankruptcy Court to reduce or eliminate the $3.0 million minimum reserve established under the Plan to assure adequate liquidity for the Liquidation Trust.

As of September 30, 2008, total Distributions authorized to date for holders of Allowed Impaired Claims totaled $83.3 million, as follows:

($ in millions)

Class 4A (Senior Unsecured Claims)	$35.5
Class 4B (General Unsecured Claims)	47.8
Class 5 ( Subordinated Debentures Claims)	-
Total	$83.3

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

Item 1A. Risk Factors

Because the Liquidation Trust is not engaged in any trade or business, and generally exists for the limited purpose of liquidating any and all remaining assets of the Debtors, risks of the Liquidation Trust are limited.  Risks primarily include:

•	Unfavorable results of causes of action assigned to the Liquidation Trust;

•	Unfavorable resolutions of disputed claims asserted against the Debtors; and

•	Disputes arising out of Distributions and payments to holders of Claims allowed pursuant to the Plan.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Liquidation Trust does not have any material physical properties.

Item 3. Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

Pursuant to the Plan, the Liquidation Trust was assigned certain actions referred to as the “Bondholder Action” and the “Committee Action”.  Both actions arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and were filed against certain parties that arranged, approved, or financed the 1997 Transactions.  The Liquidation Trust ceased its pursuit of the Bondholder Action following an adverse decision on the action by the United States Court of Appeals for the Third Circuit (the “Court of Appeals”) during August 2005.  The Liquidation Trust determined not to further pursue the Committee Action following the May 2008 Court of Appeals affirmation of a lower court’s summary judgment decision dismissing the remaining defendants in this Action.

As of September 30, 2008, one significant preference litigation action continued – of approximately 1,800 preference actions filed by the Debtors in 2001.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  Prosecution of all other significant preference litigation has been completed. The basis for such actions by the Liquidation Trust is described herein under Part I, Item 1., “Business.”

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of September 30, 2008, a total of ten Disputed Claims remained unresolved.  None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.  Subsequent to September 30, 2008, the Liquidation Trust Allowed one Disputed Claim and expunged six Disputed Claims.  The Liquidation Trust expects that the three remaining Disputed Claims will be waived.

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

The Beneficial Interests are not listed on any securities exchange or quoted on the OTC Bulletin Board.  The Liquidation Trust is not currently aware of the existence of an established public trading market for the Beneficial Interests and the Liquidation Trust does not expect any public trading market to develop.  At September 30, 2008, there were 2,080 holders of record of Beneficial Interests.

The Liquidation Trust does not pay dividends, nor can it purchase or redeem Beneficial Interests.

The availability of cash, if any, for distribution to holders of Beneficial Interests is determined by the Liquidation Trustee subject to application to the Bankruptcy Court for determination of reserves for Disputed Claims.  As described more fully under Part I, Item 1., “Business,” above, under subheading D., “Claims payments and distributions,” as of September 30, 2008, Distributions have been authorized and paid at the cumulative rate of 11.9411% of the amount of each Impaired Claim as Allowed.

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

The Liquidation Trust believes that the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Financial Statements in accordance with the liquidation basis of accounting:

A.           Assets

Total assets as of September 30, 2008 were $8.3 million, mainly consisting of cash and cash equivalents and preference receivables.  Of this amount, $0.2 million of net preference receivables were subject to estimation.

1.           Preference receivables

Preference receivables are recorded at fair value, which requires that the Liquidation Trust make assumptions about the likely ultimate outcome of any remaining preference cases.  As of the periods presented in the Financial Statements, the Liquidation Trust estimated the fair value of preference receivables primarily based on the fair value, net of costs of recovery, of one remaining significant action.

The Liquidation Trust estimated the fair value of preference receivables as of September 30, 2006 primarily based on the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings (see Part I, Item 3., “Legal Proceedings”, above).  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.

The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  However, during the fiscal year ended September 30, 2007, primarily based on the content of the ruling and on the status of negotiations with the defendant, the Liquidation Trust reduced its estimate of the fair value of preference receivables, net of costs of recovery, from $0.9 million to $0.2 million, consistent with generally accepted accounting principles.  As of September 30, 2008, the Liquidation Trust’s estimate of the fair value of preference receivables remained substantially unchanged pending action by the Bankruptcy Court.

B.           Liabilities

Total liabilities as of September 30, 2008 were $3.5 million, consisting of: $1.3 million of estimated Unimpaired Claims payable; $1.3 million of uncashed claims checks and Distributions payable (which are not subject to estimation, as these amounts are specifically determined for each applicable Allowed Impaired Claim); and $0.9 million of estimated costs of liquidation, mainly the Wind-down Reserve.

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

As of the periods presented in the Financial Statements, Unimpaired Claims payable included (i) three Disputed Unimpaired Claims with an estimated fair value of zero, because the Liquidation Trust expects these claims will not be paid, and (ii) Allowed but unpaid Unimpaired Claims totaling $1.3 million.

Pursuant to the Plan, certain fees and expenses which Kmart incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim.  Allowed Unimpaired Claims as of the periods presented in the Financial Statements include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount per the Plan of $1.3 million.  The Liquidation Trust has requested substantiation of this Claim, and is currently working with Kmart in an effort to resolve the matter.

If the three remaining Disputed Unimpaired Claims were to be allowed at the amounts estimated by the Liquidation Trust and approved by the Bankruptcy Court for reserve purposes, net assets in liquidation would not be materially reduced.  However, the Liquidation Trust expects that these three Claims will be waived.

2.           Estimated costs of liquidation

The estimated costs of liquidation, representing the projected costs of operating the Liquidation Trust through its expected termination, consist of the Wind-down Reserve and the Litigation Reserve.  These costs, which include professional fees, insurance and personnel, among other things, are based on various assumptions regarding the number of employees, the use of professionals (particularly in connection with continuing Claims resolution and litigation), the anticipated termination date of the Liquidation Trust, and other matters.  The most significant assumptions related to estimated costs of liquidation have been the length of time and the intensity of litigation required in order to settle the affairs of the Liquidation Trust while maximizing its value to the holders of Beneficial Interests.

Substantially all of the day-to-day operations of the Liquidation Trust were terminated as of June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination in early calendar year 2009.  These final items include resolution of the remaining Disputed Claims and all litigation, a final Distribution, if applicable, and any necessary filings with regulatory authorities and with the Bankruptcy Court.  The Liquidation Trust believes the remaining Wind-down Reserve balance of $0.8 million is sufficient for its limited remaining operations and final termination obligations.

The actual duration of the Liquidation Trust and the associated Wind-down costs have proved difficult to estimate.  The Wind-down Reserve was increased by $1.0 million, $0.1 million, and $0.1 million during the fiscal years ended September 30, 2006, September 30, 2007 and September 30, 2008, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time.

The pace of litigation, which is not under the Liquidation Trust’s control, has been the greatest uncertainty in estimating the final termination date of the Liquidation Trust.  Should the termination date of the Liquidation Trust extend beyond early calendar year 2009, the Liquidation Trust’s costs of liquidation may increase, and any increase may utilize funds which might otherwise be available for distribution to holders of Beneficial Interests.

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

III.           Management’s Discussion and Analysis of Financial Information

Reference is made to the Liquidation Trust Financial Statements, consisting of the audited financial statements of the Liquidation Trust as of September 30, 2008 and September 30, 2007 and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, and the notes thereto, which are included with this report on Form 10-K under Part IV, Item 15., below.  The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the Liquidation Trust Financial Statements.

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

Significant financial activities of the Liquidation Trust during the periods reflected below include Distribution payments, resolution of Claims asserted, pursuit of preference recovery actions and other litigation, and carrying out the liquidation activities of the Liquidation Trust.

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

A.           Changes in net assets in liquidation

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2008	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006
Increase/(decrease) in net assets in liquidation

Distributions authorized	$(11,707)	$(187)	$(6,977)
(Decrease)/increase in estimated fair value of preference recoveries, net	(146)	(666)	119
Increase in estimated costs of liquidation	(123)	(103)	(973)
Fleet settlement accrual	-	-	(4,750)
Interest income	515	911	1,083
Other increases	317	20	638
Net decrease in net assets in liquidation after distributions authorized	$(11,144)	$(25)	$(10,860)

1.           Distributions authorized

During November 2005, the Liquidation Trust authorized a fifth interim Distribution, of 1.1911% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests.  Because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement, pursuant to the Plan, Kmart’s Class 4B Claim, allowed in the amount of $150.0 million, was excluded from this Distribution.   Distributions authorized during the fiscal year ended September 30, 2006 totaled $7.0 million, primarily representing the fifth interim Distribution for holders of $559.8 million of Allowed Impaired Claims, as well as Distributions payable at the previous cumulative rate of 9.1% to holders of $3.7 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2006.

No new interim Distribution was authorized during the fiscal year ended September 30, 2007.  Distributions payable at the previously authorized rate of 10.2911% were made to holders of $2.0 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2007.

During August 2008, the Liquidation Trust authorized a sixth interim Distribution, of 1.65% of the Allowed amount of Impaired Claims, to holders of Beneficial Interests.  Distributions authorized during the fiscal year ended September 30, 2008 totaled $11.7 million, primarily representing the sixth interim Distribution for holders of $712.4 million of Allowed Impaired Claims, as well as Distributions payable at the previous cumulative rate of 10.2911% to holders of $0.6 million of Impaired Claims newly allowed during the fiscal year ended September 30, 2008.

As of September 30, 2008, total authorized Distributions to holders of Allowed Impaired Claims in Classes 4A and 4B aggregated $83.3 million.  No Distributions have been made to holders of Allowed Impaired Claims in Class 5, as a result of certain subordination provisions enforced in the Plan.

These Distribution rates do not imply anything about future Distributions.  The timing and amount of any future Distributions, including a final Distribution for which the Liquidation Trust expects to request authorization from the Bankruptcy Court in early calendar year 2009, is subject to the Liquidation Trust accumulating additional available cash, as the Liquidation Trust resolves the remaining Claims filed against it, collects amounts which may be due to it pursuant to various pending matters and litigation, and obtains authorization from the Bankruptcy Court to reduce or eliminate the $3.0 million minimum reserve established under the Plan to assure adequate liquidity for the Liquidation Trust.

2.           Estimated fair value of preference recoveries, net

The Liquidation Trust has pursued a number of actions against former creditors of the Debtors on the basis of preferential payments in the period preceding the Debtors’ bankruptcy filings.  The fair value of such actions (the “Preference Receivables”) is estimated by the Liquidation Trust based on its experience and on that of its preference collection counsel.  As of September 30, 2008 and September 30, 2007, the Liquidation Trust estimated the value of its Preference Receivables, net of costs of recovery, at $0.2 million, primarily based on the net fair value of one remaining significant action.

In addition to the anticipated proceeds from collection of Preference Receivables, the Liquidation Trust receives preference recoveries of amounts owed under default judgments and under settlements with other entities in bankruptcy, the value of which is uncertain until collected.  The related collection fees for the Liquidation Trust’s preference collections counsel likewise can not be estimated prior to such recoveries.  Moreover, the Liquidation Trust pays its preference collections counsel contingent fees with respect to waivers of otherwise valid Impaired Claims obtained in the course of preference settlements, because each such waiver eliminates Distribution payments to the holder of the waived Impaired Claim (“Waiver Fees”).  Each time the Liquidation Trust authorizes an additional interim Distribution, preference collection counsel is entitled to additional Waiver Fees.

During the fiscal year ended September 30, 2006, the Liquidation Trust increased its estimate of the net fair value of its preference recoveries by $0.1 million, primarily as a result of its collection of $0.3 million owed under default judgments and under settlements with other entities in bankruptcy, partially offset by associated costs of recovery of $0.2 million, including $0.1 million of Waiver Fees related to the fifth Interim Distribution, authorized during December 2005.

During the fiscal year ended September 30, 2007, substantially all of the $0.7 million decrease in the Liquidation Trust’s estimate of the net fair value of its preference recoveries resulted from a decrease in its estimate of the net fair value of Preference Receivables of $0.7 million, primarily based on the Court of Appeals ruling remanding the one remaining significant preference case to the Bankruptcy Court (see Part I, Item 3., “Legal Proceedings”, above).

During the fiscal year ended September 30, 2008, the Liquidation Trust decreased its estimate of the net fair value of its preference recoveries by $0.1 million, primarily as a result of $0.1 million of Waiver Fees related to the Sixth Interim Distribution, authorized during August 2008.

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

3.           Estimated costs of liquidation

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination in early calendar year 2009.  These final items include resolution of the remaining Disputed Claims and all litigation, a final Distribution, if applicable, and any necessary filings with regulatory authorities and with the Bankruptcy Court.

Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended, the remaining Wind-down Reserve was increased by $1.0 million during the fiscal year ended September 30, 2006, both as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost and applicable term of necessary insurance coverages increased significantly from the Liquidation Trust’s previous estimates.  As of September 30, 2007, based on an anticipated 2008 hearing date in the Committee Action, the expected term of the Liquidation Trust was further extended.  However, because spending had occurred more slowly than previously planned, and because the expected cost of the Liquidation Trust’s insurance coverages decreased significantly, the necessary increase in the Wind-Down Reserve during the fiscal year ended September 30, 2007 totaled $0.1 million.  The Wind-Down Reserve was increased by $0.1 million during the fiscal year ended September 30, 2008 as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, somewhat offset by lower spending than planned.

4.           Fleet settlement accrual

As of September 30, 2005, the Liquidation Trust maintained the Fleet settlement accrual in the amount of $3.5 million.  Following the August 2005 Summary Judgment Decision in the Committee Action (as discussed above in Part 1., Item 3., “Legal Proceedings”), the Liquidation Trust’s liability to Fleet under the terms of the Fleet Stipulation was settled during August 2006, requiring a $4.8 million addition to the Fleet settlement accrual, and the total of $8.3 million paid during September 2006, pursuant to the Fleet Settlement.

5.           Other increases

a.           Interest income

The Liquidation Trust’s cash investments yielded interest income, which increased net assets in liquidation, totaling $1.1 million, $0.9 million and $0.5 million during the fiscal years ended September 30, 2006, September 30, 2007 and September 30, 2008, respectively.  The decreases in interest income for each successive fiscal year primarily related to decreases in the average amount of cash available for investment and significant declines in interest rates.

b.           Other

Realization of other miscellaneous assets in excess of their previously estimated net fair value, if any, increased net assets in liquidation by $0.6 million and $0.3 million during the fiscal years ended September 30, 2006 and September 30, 2008, respectively.  As of September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement with former counsel to the Debtors in connection with the 1997 Transactions.  No value had been assigned to this matter prior to settlement of the associated negotiations.  No such events occurred during the fiscal year ended September 30, 2007.  During the fiscal year ended September 30, 2008, the Liquidation Trust received a $0.3 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values.  No value was assigned to the distribution prior to its receipt, as the timing and amount was not determinable.

B.           Cash receipts and disbursements

The following table summarizes cash receipts and disbursements for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2008	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006

Cash receipts
Preference collections, before costs of recovery	$-	$80	$257
Committee action collection	-	-	7,000
Other	316	614	34
Interest income	515	911	1,083

Total cash receipts	831	1,605	8,374

Cash disbursements
Operating expenses	287	364	480
Legal and professional fees
Trust operations	293	211	247
Litigation	151	64	359
Preference recoveries	147	26	189
Fleet settlement	-	-	8,250
Reissued/(voided) claims checks, net	9	(4)	(70)
Distributions paid	11,337	189	6,845

Total cash disbursements	12,224	850	16,300

Net (decrease)/increase in cash and cash equivalents	$(11,393)	$755	$(7,926)

1.           Cash receipts

Preference collections have been ongoing since approximately 1,800 preference actions were filed in mid-2001.  As a result of the declining number of open preference cases, preference collections during each recent fiscal year have declined substantially.  During the fiscal year ended September 30, 2006, preference collections aggregating $0.3 million were received from ten vendors.  During the fiscal year ended September 30, 2007, preference collections aggregating $0.1 million were substantially all from a single vendor.  There were no preference collections during the year ended September 30, 2008.  Except for any proceeds of the single significant remaining preference case, no future preference collections are expected.

During September 2005, the Liquidation Trust reached a settlement with certain of the remaining defendants in the Committee Action, as a result of which, in addition to other consideration, those defendants paid the Liquidation Trust $7.0 million during October 2005.

Other receipts were not significant during the fiscal year ended September 30, 2006.  During the fiscal year ended September 30, 2007, the Liquidation Trust collected a $0.6 million settlement from former counsel to the Debtors in connection with the 1997 Transactions.  During the fiscal year ended September 30, 2008, the Liquidation Trust received a distribution of $0.3 million from a former insurer of the Debtors.

Interest income decreased in each successive fiscal year primarily because of decreases in the average amount of cash available for investment and significant declines in interest rates.

2.           Operating expenses

The decline in operating expenses from the fiscal year ended September 30, 2006 to the fiscal year ended September 30, 2007 resulted primarily from a decreased level of operations and the associated decrease in employee compensation.  The decline in operating expenses from the fiscal year ended September 30, 2007 to the fiscal year ended September 30, 2008 resulted primarily from substantial decreases in the insurance premiums for the Liquidation Trust’s business and liability insurance resulting from a more favorable market for such coverages.

3.           Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

a.           Liquidation Trust operations

Legal fees for Liquidation Trust operations decreased slightly between the year ended September 30, 2006 and the year ended September 30, 2007 as the number and type of open matters declined.  During the fiscal year ended September 30, 2008, such fees increased as counsel assisted the Liquidation Trust in resolving the remaining Disputed Claims and in preparing for the Liquidation Trust’s termination.

b.           Litigation fees

Litigation fees decreased from $0.4 million during the year ended September 30, 2006 to $0.1 million during the year ended September 30, 2007, because the level of litigation activity declined substantially.  During the fiscal year ended September 30, 2006, the Liquidation Trust’s fees related mainly to preparation for the initial appeal brief in the Committee Action and participation in mediations, in addition to a $0.1 million payment to an expert in key matters.  During the fiscal year ended September 30, 2007, the Liquidation Trust submitted its appeals brief.  During the year ended September 30, 2008, litigation fees increased to $0.2 million because the Liquidation Trust paid litigation counsel a final payment for services with respect to the now concluded Committee Action.

c.           Preference recovery fees

The following table details preference collections and the associated fees and expenses for the periods as indicated:

($ in thousands)

	For the fiscal year ended September 30, 2008	For the fiscal year ended September 30, 2007	For the fiscal year ended September 30, 2006

Preference collections	$-	$80	$257

Preference recovery fees
Contingent collection fees	$143	$14	$179
Expenses	4	12	10

Total preference recovery fees	$147	$26	$189

Preference recovery fees were not comparable, as a percentage of total preference collections, from year to year, because of the contingent fee structure for preference collections counsel.  The collection fees payable to the Liquidation Trust’s preference collections counsel for most preference settlements are set at a declining rate (generally ranging from 35% to 7% of collections) for larger cases.  In addition, as discussed above under III.A.2., “Estimated fair value of preference recoveries, net,” above, the Liquidation Trust pays Waiver Fees each time the Liquidation Trust authorizes an additional interim Distribution.

During the fiscal year ended September 30, 2006, preference recoveries were primarily collections of default judgments and less significant settlements, for which the contingent fees were therefore nearer the higher end of the rate scale.  In addition, during the fiscal year ended September 30, 2006, the Liquidation Trust paid Waiver Fees of $0.1 million with respect to the fifth interim Distribution, authorized during December 2005.  Most of the amount collected during the fiscal year ended September 30, 2007 related to one case, and, due to its size, resulted in an effective rate in the middle of the rate scale.  During the fiscal year ended September 30, 2008, the Liquidation Trust paid Waiver Fees of $0.1 million with respect to the sixth interim Distribution, authorized during August 2008.

4.           Fleet settlement

During the fiscal year ended September 30, 2006, the Liquidation Trust paid the $8.3 million Fleet Settlement, discussed above in “Changes in Net Assets in Liquidation.”

5.           Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time.  The fifth interim Distribution, authorized during November 2005, was paid during December 2005 at a rate of 1.1911% (excluding the Kmart General Unsecured Claim of $150.0 million pursuant to the Plan, because this Distribution resulted from the $7.0 million proceeds of the Committee Action settlement).  No new interim Distribution was authorized or paid during the year ended September 30, 2007.  The sixth interim Distribution was authorized and paid during August 2008 at a rate of 1.65%.  As described above, Impaired Claims newly allowed during each period became eligible for payment at the then cumulative Distribution rate.

C.           Cash and selected contingency and other reserves

1.           Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance decreased by $11.4 million, from $19.5 million as of September 30, 2007 to $8.1 million as of September 30, 2008.  The decrease resulted primarily from payment of the sixth interim Distribution.

The Liquidation Trust’s cash and cash equivalents balance is classified as either (a) Designated as Available for Distribution to Holders of Impaired Claims (“Available Cash”), (b) Reserved or (c) Other.  Under the terms of the Plan, the Liquidation Trust is not required to segregate funds for reserves.

a.           Available Cash is designated to assure the availability of funds for payment to holders of Impaired Claims who have not received authorized Distributions.  Available Cash has two components: Distributions payable, and the Impaired Claims Reserve.  The required amount of Available Cash of $2.7 million as of September 30, 2007 was based primarily on the Impaired Claims Reserve of $2.3 million, at the cumulative Distribution rate of 10.2911%, for $23.1 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as Distributions payable of $0.4 million, consisting of unpaid Distributions to holders of Allowed Impaired Claims who have not met all the requirements for a Distribution, or have not cashed a Distribution check and therefore have not been paid subsequent Distributions, in accordance with the Plan.  The required amount of Available Cash of $1.8 million as of September 30, 2008 was based primarily on the Impaired Claims Reserve of $1.0 million, at the cumulative Distribution rate of 11.9411%, for $8.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as Distributions payable of $0.8 million.

The value of Disputed Impaired Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.  As of September 30, 2007 and September 30, 2008, the asserted value of Disputed Impaired Claims was $22.7 million and $8.1 million, respectively.  During the fiscal year ended September 30, 2008, the Liquidation Trust reduced the amount of asserted Disputed Impaired Claims outstanding by $14.6 million, primarily by resolving a Disputed Impaired Claim asserted and reserved at $14.4 million for an amount approximating its estimated value of $0.6 million.  The $1.4 million thereby released from the Impaired Claims Reserve increased Other Cash (see below) during the year ended September 30, 2008.

During November 2008, the Liquidation Trust notified holders of Allowed Impaired Claims who had not met all the requirements for a Distribution, generally by not providing their taxpayer identification number (the “TIN Motion and Order”), or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions (the “Unclaimed Property Notice”) (collectively, the “Notices”) that, in accordance with the terms of the Plan, they forfeited their interest in past Distributions, making the unclaimed funds available to the Liquidation Trust and, ultimately, for distribution to the remaining holders of Beneficial Interests.

Distributions payable totaling $0.8 million and uncashed checks totaling $0.4 million as of September 30, 2008 were included in the Notices.  As of December 23, 2008, the amount of unclaimed funds had been reduced to a total of $0.8 million based on responses to the Notices.  No assurance can be given as to the ultimate availability of unclaimed funds for distribution to the remaining holders of Beneficial Interests.

b.           Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations.  Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur.  Reserved Cash decreased by $4.7 million from September 30, 2007 to September 30, 2008, to a balance of $6.0 million, primarily as a result of (i) disbursements totaling $0.7 million from the Wind-down Reserve and the Litigation Reserve and (ii) the Liquidation Trust releasing the $4.0 million litigation appeals provision to Other Cash.  The litigation appeals provision as of September 30, 2007 represented a contingency reserve to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action. When the Liquidation Trustee determined that the Liquidation Trust would not pursue the Committee Action further, the litigation appeals provision was released.

c.           Other Cash decreased by $5.8 million from the September 30, 2007 balance of $6.1 million to a balance of $0.3 million as of September 30, 2008, primarily as a result of the Liquidation Trust’s payment of $11.3 million with respect to the sixth interim Distribution, partially offset by the $4.0 million released from Reserved Cash and the $1.4 million released from Available Cash during the year ended September 30, 2008.

2.           Significant contingency reserves

The estimated amounts of the operating expenses of the Liquidation Trust, as well as estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, are recorded as liabilities in the Statements of Net Assets in Liquidation.  Certain other reserves represent contingencies that are not deemed probable of actual payment in the opinion of the Liquidation Trustee, and therefore are not recorded as liabilities in the accompanying Statements of Net Assets in Liquidation.  These reserves do not currently, but could ultimately, reduce the Liquidation Trust’s net assets in liquidation.  Such reserves currently reduce the availability of cash for Distributions to holders of Beneficial Interests.  Significant contingency reserves as of September 30, 2008 include the minimum reserve and the Excess Disputed Unimpaired Claims Reserve.

a.           Minimum reserve

The minimum reserve, established in the amount of $3.0 million pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

b.           Excess Disputed Unimpaired Claims Reserves

The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves (the "Claims Reserves").  The Excess Disputed Unimpaired Claims Reserve balance of $0.3 million as of September 30, 2008 and September 30, 2007 represented the reserved value of Disputed Unimpaired Claims in excess of the amount the Liquidation Trust expected to pay with respect to such Claims.  Although the Liquidation Trust expects that the three remaining Disputed Unimpaired Claims will be waived, until the Claims are resolved, the Excess Disputed Unimpaired Claims Reserve is maintained with respect to each such Claim in accordance with the Bankruptcy Court order establishing the Claims Reserves.

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

Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15.  Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of September 30, 2008.

Internal Control over Financial Reporting

(a)   Annual Report on Internal Control over Financial Reporting

The Liquidation Trust, including the Liquidation Trustee, is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Liquidation Trust, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Liquidation Trust are being made only in accordance with the authorizations of the Liquidation Trustee, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements of the Liquidation Trust.

The Liquidation Trust, including the Liquidation Trustee, assessed the Liquidation Trust’s internal control over financial reporting as of September 30, 2008, the end of the Liquidation Trust’s fiscal year. The Liquidation Trust and the Liquidation Trustee based this assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Liquidation Trust and the Liquidation Trustee’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Liquidation Trust’s overall control environment.

Based on this assessment, the Liquidation Trust and the Liquidation Trustee concluded that the Liquidation Trust’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Liquidation Trust’s registered public accounting firm regarding internal control over financial reporting.  The report of the Liquidation Trust and the Liquidation Trustee was not subject to attestation by the Liquidation Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Liquidation Trust to provide only its report in this annual report.

(b) Changes in Internal Control Over Financial Reporting

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Conrad F. Hocking, the Liquidation Trustee, age 55, was employed by Hechinger for over 30 years and has served as the Liquidation Trustee since the inception of the Liquidation Trust.  Prior thereto, Mr. Hocking served as Chief Executive Officer and Chief Financial Officer of Hechinger since May 2000.  Mr. Hocking holds a Bachelor of Science degree from George Mason University.  Mr. Hocking’s principal business address is 405 East Gude Drive, Suite 206, Rockville, Maryland 20850.

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

The Liquidation Trustee and all Liquidation Trust employees have executed the Liquidation Trust Code of Ethics.

Item 11. Executive Compensation

The Liquidation Trustee is employed on a part-time basis at the rate of $190 per hour.  During the fiscal year ended September 30, 2008, salary payments to the Liquidation Trustee totaled $32,570.  The Liquidation Trustee is not eligible for any incentive compensation, equity compensation, or other benefits.

The Liquidation Trustee is reimbursed for all documented actual, reasonable and necessary out-of-pocket expenses incurred in the performance of his duties; during the fiscal year ended September 30, 2008, reimbursements for such expenses, which are subject to Committee review, totaled $2,866, primarily for supplies purchased for the Liquidation Trust’s office.

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

Item 14. Principal Accounting Fees and Services

Fees paid to the Liquidation Trust’s principal accounting firms during the periods as indicated were:

($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2006

Current principal accounting firm
Audit services	$73	$28	$-
Tax services	14	6	-
Total	$87	$34	$-

Predecessor principal accounting firm
Audit services	$2	$35	$52
Tax services	-	-	8
Total	$2	$35	$60

The Liquidation Trust has no Audit Committee; therefore, the related pre-approval policies and procedures are not applicable.  Tax services performed for the Liquidation Trust relate to preparation of the Liquidation Trust’s tax returns and related professional services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Financial Statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006

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

14.1	(2)	Code of Ethics.

31.1	(6)	Certification by Liquidation Trustee.

32.1	(6)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)
Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(3)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(4)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(4)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

99.9	(5)	Notice of the Liquidation Trust of Sixth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.
(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.
(3)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.
(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2005.
(5)	Incorporated herein by reference to the Liquidation Trust’s Form 10-Q Filing for the period ended June 30, 2008.
(6)	Filed herewith.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECHINGER LIQUIDATION TRUST

Date: December 29, 2008	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking Title: Liquidation Trustee

Index to Financial Statements

Hechinger Liquidation Trust

Financial Statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006

Report of Independent Registered Public Accounting Firm

We have audited the statements of net assets in liquidation of Hechinger Liquidation Trust (“the Liquidation Trust” or the “Company”) as of September 30, 2008 and September 30, 2007, and the related statements of changes in net assets in liquidation and cash receipts and disbursements for the years then ended.  The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Hechinger Liquidation Trust for the year ended September 30, 2006 were audited by other auditors whose report dated December 27, 2006, expressed a qualified opinion on those statements.

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

We were unable to confirm preference receivables aggregating $0.21 million as of September 30, 2008 and September 30, 2007 with the party subject to such claim, and we were unable to satisfy ourselves about the fair value of, and changes in estimates relating to, preference receivables through alternative procedures.

As described in Note 1, these financial statements have been prepared on the liquidation basis of accounting.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Liquidation Trust as of September 30, 2008 and September 30, 2007, and the changes in net assets in liquidation and cash receipts and disbursements for the years then ended, in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.

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
December 27, 2008

Report of Independent Registered Public Accounting Firm

We have audited the Statement of Changes in Net Assets in Liquidation and Statement of Cash Receipts and Disbursements for the fiscal year ended September 30, 2006.  The financial statements are the responsibility of the Liquidation Trustee of the Liquidation Trust.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary to the financial statements had we been able to examine evidence supporting the fair value of preference receivables, the financial statements referred to above present fairly, in all material respects, the Changes in Net Assets in Liquidation and Cash Receipts and Disbursements of the Liquidation Trust for the fiscal year ended September 30, 2006, in conformity with U. S. generally accepted accounting principles, applied on the basis described in the preceding paragraph.

As described in Note 1, preparation of the financial statements on the liquidation basis of accounting requires that management make a number of assumptions including those regarding the resolution of disputed claims and the estimated costs of liquidation.  There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.  Those differences, if any, could result in a change in claims payable, estimated costs of liquidation, and net assets that would affect amounts recorded in the Statement of Changes in Net Assets in Liquidation.

/s/ Kaiser, Scherer & Schlegel, PLLC

McLean, Virginia
December 27, 2006

Hechinger Liquidation Trust
Statements of Net Assets in Liquidation
($ in thousands)

	As of	As of
	September 30, 2008	September 30, 2007
Assets
Cash and cash equivalents
Designated as available for distribution to holders of impaired claims	$1,818	$2,681
Reserved	5,972	10,661
Other	295	6,136

Total cash and cash equivalents	8,085	19,478

Preference receivables (net of costs of recovery of $54 and $53, respectively)	211	210
Other assets	37	2

Total assets	8,333	19,690

Liabilities
Unimpaired and convenience claims payable	1,337	1,337
Uncashed claims checks	426	435
Distributions payable	825	421
Estimated costs of liquidation
Wind-down reserve	757	1,210
Litigation reserve	152	307

Total liabilities	3,497	3,710

Net Assets in Liquidation	$4,836	$15,980

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Changes in Net Assets in Liquidation
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2006

Increase/(decrease) in Net Assets in Liquidation
(Decrease)/increase in estimated fair value of preference recoveries, net	$(146)	$(666)	$119
(Increase) in estimated costs of liquidation	(123)	(103)	(973)
Fleet settlement accrual	-	-	(4,750)
Interest income	515	911	1,083
Other increases	317	20	638

Net increase/(decrease) in Net Assets in Liquidation before distributions authorized	563	162	(3,883)

Distributions authorized	(11,707)	(187)	(6,977)

Net decrease in Net Assets in Liquidation after distributions authorized	(11,144)	(25)	(10,860)

Net Assets in Liquidation at beginning of year	15,980	16,005	26,865

Net Assets in Liquidation at end of year	$4,836	$15,980	$16,005

See accompanying notes to financial statements.

Hechinger Liquidation Trust
Statements of Cash Receipts and Disbursements
($ in thousands)

	For the fiscal year	For the fiscal year	For the fiscal year
	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2006
Cash receipts
Preference collections, before costs of recovery	$-	$80	$257
Collection of committee action settlement	-	-	7,000
Other receipts	316	614	34
Interest income	515	911	1,083
Total cash receipts	831	1,605	8,374

Cash disbursements
Operating expenses	287	364	480
Legal and professional fees
Liquidation Trust operations	293	211	247
Litigation	151	64	359
Preference recoveries	147	26	189
Fleet settlement	-	-	8,250
Reissued/(voided) claims checks, net	9	(4)	(70)
Total cash disbursements before distributions paid	887	661	9,455
(Decrease)/increase in cash and cash equivalents before distributions paid	(56)	944	(1,081)

Distributions paid	(11,337)	(189)	(6,845)

(Decrease)/increase in cash and cash equivalents	(11,393)	755	(7,926)

Cash and cash equivalents at beginning of year	19,478	18,723	26,649

Cash and cash equivalents at end of year	$8,085	$19,478	$18,723

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

The Liquidation Trust has no authority to engage in any trade or business.  The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”).  The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by March 31, 2009, unless the Bankruptcy Court approves a further extension of the term.

 As of December 2008, substantially all assets of the Debtors, including causes of action, have been liquidated, and all Disputed Claims have either been resolved or are expected to be waived.  The Liquidation Trust is in the process of winding up its limited operations, and expects to request that the Bankruptcy Court authorize a final Distribution during early calendar year 2009 and terminate the Liquidation Trust thereafter.

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

The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust, including Allowed Unimpaired and Convenience Claims (certain small Claims to be paid at 7.5% of their Allowed amounts in accordance with the Plan) are paid, and all contingencies are resolved.  Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions (see Note 10).  Through September 30, 2008, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) of 11.9411% of the Allowed amount of the Impaired Claims, and established a reserve of 11.9411% of the estimated amount of Disputed Impaired Claims, based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes (the “Disputed Impaired Claims Reserve”).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements.  Substantially all of the assets and liabilities of the Liquidation Trust are accounted for at their fair value under the liquidation basis of accounting.  SFAS 157 becomes effective for fiscal years beginning after November 15, 2007, and will therefore be effective for the Liquidation Trust for the fiscal year beginning October 1, 2008. The adoption of SFAS 157 in fiscal 2008 is not expected to have a material impact on the financial condition of the Liquidation Trust.

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

Available Cash consists of:

($ in thousands)

	As of	As of
	September 30, 2008	September 30, 2007

Distributions payable	$825	$421
Reserve for remaining disputed impaired claims at 11.9411% and 10.2911%, respectively	993	2,260
Total available cash	$1,818	$2,681

During November 2008, the Liquidation Trust notified holders of Allowed Impaired Claims who had not met all the requirements for a Distribution, generally by not providing their taxpayer identification number, or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions that, in accordance with the terms of the Plan, they forfeited their interest in past Distributions, making the unclaimed funds available to the Liquidation Trust and, ultimately, for distribution to the remaining holders of Beneficial Interests.  (See Note 13.)

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

The recoverable preferential payments (the “Preference Receivables”) are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery.  As of September 30, 2008 and September 30, 2007, Preference Receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety. The defendant appealed the affirmation by the District Court to the Court of Appeals. During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008. The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion. The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment. The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

During the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, respectively, the Liquidation Trust collected $0.0 million, $0.1 million and $0.3 million in preference recoveries, and paid $0.1 million, $0.0 million, and $0.2 million in fees and expenses associated with such recoveries.  Preference fees paid during the fiscal year ended September 30, 2008, and a portion of preference fees paid during the fiscal year ended September 30, 2006, relate to waivers of otherwise valid Impaired Claims obtained in the course of preference settlements (“Waiver Fees.”)

The estimated net fair value of preference recoveries decreased by $0.1 million during the fiscal year ended September 30, 2008, primarily as a result of Waiver Fees, and by $0.7 million during the fiscal year ended September 30, 2007, as a result of the court rulings discussed above.  The estimated net fair value of preference recoveries increased by $0.1 million during the fiscal year ended September 30, 2006, primarily as a result of collections of $0.3 million of amounts owed under default judgments and under settlements with other entities in bankruptcy, the value of which was uncertain until collected, reduced by costs of recovery of $0.2 million, including $0.1 million of Waiver Fees.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)

	As of	As of
	September 30, 2008	September 30, 2007

Allowed unimpaired claims	$1,335	$1,335

Estimated fair value of disputed unimpaired claims	-	-

Convenience claims	2	2

Total unimpaired and convenience claims payable	$1,337	$1,337

Reserved value of disputed unimpaired claims	$300	$300

Number of disputed unimpaired claims	3	3

There have been no changes in the status of any of the Unimpaired Claims Payable during the fiscal years ended September 30, 2008 and September 30, 2007.  Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim.  Allowed Unimpaired Claims as of September 30, 2008 and September 30, 2007 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The reserved amount for Disputed Unimpaired Claims (the “Excess Disputed Unimpaired Claims Reserve”) is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes. The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of September 30, 2008 and September 30, 2007.  The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims as of September 30, 2008 or September 30, 2007.

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

6.           Uncashed Claims Checks

Pursuant to the Plan, any Claims payments and Distributions which remain uncashed for 90 days following their issuance date are forfeited to the Liquidation Trust for distribution to other holders of Allowed Claims.  Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability, and has reissued uncashed checks upon timely request of the payee, subject to applicable fees.  (See Notes 3 and 13.)

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

During November 2008, the Liquidation Trust notified substantially all holders of the Allowed Impaired Claims included in Distributions payable as of September 30, 2008 that, in accordance with the terms of the Plan, they forfeited their interest in past Distributions, making the unclaimed funds available to the Liquidation Trust and, ultimately, for distribution to the remaining holders of Beneficial Interests.  (See Notes 3 and 13.)

8.           Estimated Costs of Liquidation

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination in early calendar year 2009.  These final items include resolution of the remaining Disputed Claims and all litigation (excluding the costs provided for in the Litigation Reserve), a final Distribution, if applicable, and any necessary filings with regulatory authorities and with the Bankruptcy Court.

The Wind-down Reserve was increased by a total of $0.1 million, $0.1 million and $1.0 million during the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, respectively, based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, as extended from time to time.  Expenses paid from the Wind-down Reserve during the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006 totaled $0.6 million, $0.6 million and $0.7 million, respectively.

The Liquidation Trust rents its office space under a short-term lease.  During each of the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, the Liquidation Trust incurred rent expense of $0.1 million, all under short-term leases.

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions referred to as the “Bondholder Action” and the “Committee Action” (the “Litigation Reserve”).  Both actions arose from a business combination among the Debtors during 1997 and the related financing (the “1997 Transactions”), and were filed against certain parties that arranged, approved, or financed the 1997 Transactions.  The Liquidation Trust ceased its pursuit of the Bondholder Action following adverse decisions on the action by the United States Court of Appeals for the Third Circuit (the “Court of Appeals”) during July and August 2005.  The Liquidation Trust determined not to further pursue the Committee Action following the May 2008 Court of Appeals affirmation of a lower court’s summary judgment decision dismissing the remaining defendants in this Action.  The amount of the Litigation Reserve as of September 30, 2008 and September 30, 2007 represents the estimated amount of the final unpaid costs associated with the Committee Action.

The Litigation Reserve is periodically adjusted based on updated estimates of the aggregate litigation expenses of the Liquidation Trust for these actions.  No adjustment was deemed necessary during any of the three most recent fiscal years based on the status of the litigation and its estimated costs. Litigation expenditures during the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006 totaled $0.2 million, $0.1 million and $0.4 million, respectively.

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

Reserves, in addition to those included in Available Cash, consist of:

($ in thousands)

	As of	As of
	September 30, 2008	September 30, 2007
Liability reserves
Unimpaired and convenience claims	$1,337	$1,337
Uncashed claims checks	426	435
Wind-down	757	1,210
Litigation	152	307

Total liability reserves	2,672	3,289

Contingency reserves
Minimum reserve	3,000	3,000
Excess disputed unimpaired claims	300	300
Litigation appeals provision	-	4,000
Preference settlement claims	-	72

Total contingency reserves	3,300	7,372

Total reserves	$5,972	$10,661

The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

The litigation appeals provision as of September 30, 2007 represented a contingency reserve to allow the Liquidation Trust to pursue or defend a future trial and appeals of the Committee Action. Because the Liquidation Trustee has determined that the Liquidation Trust will not pursue the Committee Action further (see Note 8), the litigation appeals provision has been released.

The preference settlement claims reserve has been eliminated as of September 30, 2008 based on the Liquidation Trust’s determination that the filing dates of the potential claims for which this reserve provided had passed.

10.           Impaired Claims

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

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)

	As of	As of
	September 30, 2008	September 30, 2007

Allowed impaired claims	$712,412	$711,770
Estimated fair value of disputed impaired claims	7,703	8,584

Total estimated impaired claims	$720,115	$720,354

Asserted value of disputed impaired claims	$8,086	$22,669

Number of disputed impaired claims	5	9

The amount of Impaired Claims ultimately allowed determines the base amount for calculation of Distributions to holders of Beneficial Interests.  Subsequent to year-end, one Disputed Impaired Claim was settled for an amount approximating its estimated value of $7.5 million, and an Order authorized by the Bankruptcy Court expunged the remaining four Disputed Impaired Claims (see Note 13), further reducing total estimated Impaired Claims by $0.1 million.

On or about August 12, 2008, the Liquidation Trust notified the Bankruptcy Court of its Sixth Interim Distribution in the amount of 1.65% of Allowed Impaired Claims.  Distributions to holders of Allowed Impaired Claims have been authorized, through September 30, 2008, in the cumulative amount of 11.9411% of the Allowed amount of the Impaired Claims.

Distributions authorized during the fiscal year ended September 30, 2008 totaled $11.7 million, primarily representing the sixth interim Distribution of 1.65%, as well as the previously authorized Distributions of 10.2911% payable to holders of the additional $0.6 million of Impaired Claims newly allowed during the year.

Distributions authorized during the fiscal year ended September 30, 2007 totaled $0.2 million, consisting of the previously authorized Distributions of 10.2911% payable to holders of the additional $2.0 million of Impaired Claims newly allowed during the year.

Distributions authorized during the fiscal year ended September 30, 2006 totaled $7.0 million, primarily representing the fifth interim Distribution of 1.1911%, as well as the previously authorized Distributions of 9.1% payable to holders of the additional $3.7 million of Impaired Claims newly allowed during the year.  Because the fifth interim Distribution resulted from $7.0 million of proceeds of the Committee Action settlement described in Note 12, below, pursuant to the Plan, Kmart’s General Unsecured Claim, allowed in the amount of $150.0 million, was excluded from this Distribution.

In conjunction with the authorized Distributions, as of September 30, 2008, the Liquidation Trust held a total of $1.8 million of Available Cash for Distribution to holders of Impaired Claims, including a $1.0 million reserve for Distribution to holders of Disputed Impaired Claims should such Disputed Claims become Allowed, and $0.8 million in Distributions payable to holders of Allowed Impaired Claims (see Note 3).  A total of $82.5 million has been paid to holders of Allowed Impaired Claims through September 30, 2008.  Of this total, $47.0 million was paid to holders of General Unsecured Claims Allowed at $415.1 million, and $35.5 million to holders of Senior Unsecured Claims Allowed at $206.4 million.

Distributions are made in accordance with the priority and subordination provisions set forth in the Plan.  Until such time as all holders of Allowed Senior Unsecured Claims have received the full $206.4 million amount of their Allowed Claims, any amounts allocated for payment to holders of Subordinated Debentures Claims will be distributed to holders of Senior Unsecured Claims.  Therefore, although the holders of Subordinated Debentures Claims are holders of Beneficial Interests, they have no current economic interest in the Liquidation Trust.  Of the $35.5 million in cumulative Distributions paid to holders of Senior Unsecured Claims during the period from October 26, 2001 (Effective Date) through September 30, 2008, $10.9 million represents the amount which would otherwise have been paid to holders of Subordinated Debentures Claims Allowed in the amount of $90.9 million.  Holders of Allowed General Unsecured Claims receive their pro rata Distribution as such Distributions are made.

11.           Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of September 30, 2008, the Liquidation Trust was pursuing one significant preference litigation action.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.

Litigation and Other Proceedings Against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of September 30, 2008, none of the ten remaining Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

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

Fleet Settlement

Fleet was one of the defendants in both the Committee Action and the Bondholder Action (see Note 8).  Subsequent to adverse decisions in both actions, the Liquidation Trust reached a settlement with Fleet whereby the Liquidation Trust paid Fleet $8.3 million during the fiscal year ended September 30, 2006.

Other settlements and receipts

During the fiscal year ended September 30, 2008, the Liquidation Trust received a $0.3 million distribution in the liquidation of the Debtors’ former company-owned life insurance policy carrier, related to policies that were surrendered by the Debtors in 2000 in return for their net cash values.  During the fiscal year ended September 30, 2006, the Liquidation Trust recorded a $0.6 million settlement agreement with certain former counsel to the Debtors, collected during the fiscal year ended September 30, 2007.

13.           Subsequent Events

During November 2008, the Liquidation Trust notified holders of Allowed Impaired Claims who had not met all the requirements for a Distribution, generally by not providing their taxpayer identification number (the “TIN Motion and Order”), or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions (the “Unclaimed Property Notice”) (collectively, the “Notices”) that, in accordance with the terms of the Plan, they forfeited their interest in past Distributions, making the unclaimed funds available to the Liquidation Trust and, ultimately, for distribution to the remaining holders of Beneficial Interests.

Distributions payable totaling $0.8 million and uncashed checks totaling $0.4 million as of September 30, 2008 were included in the Notices.  As of December 23, 2008, the amount of unclaimed funds had been reduced to a total of $0.8 million based on responses to the Notices.  No assurance can be given as to the ultimate availability of unclaimed funds for distribution to the remaining holders of Beneficial Interests.

Subsequent to year-end, one Disputed Impaired Claim was settled for an amount approximating its estimated value of $7.5 million, and an Order authorized by the Bankruptcy Court expunged the remaining four Disputed Impaired Claims and the remaining two Disputed Convenience Claims.  The financial statement effect of this Order is not significant.

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

14.1	(2)	Code of Ethics.

31.1	(6)	Certification by Liquidation Trustee.

32.1	(6)	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350.

99.1	(1)	Order Confirming First Amended Consolidated Plan of Liquidation.

99.2	(1)
Motion of the Hechinger Liquidation Trust for an Order Establishing Amounts of Disputed Claim Reserves under the First Amended Consolidated Plan of Liquidation of the Official Committee of Unsecured Creditors under Chapter 11 of the Bankruptcy Code, and associated exhibits.

99.3	(1)	Order Allowing the Motion of the Hechinger Liquidation Trust Establishing Amounts of Disputed Claims Reserve.

99.4	(1)	Stipulation between the Liquidation Trust and Fleet Retail Finance Inc., dated August 9, 2002.

99.5	(2)	Notice of the Liquidation Trust of Second Interim Distribution to Classes 4A and 4B.

99.6	(3)	Notice of the Liquidation Trust of Third Interim Distribution to Classes 4A and 4B.

99.7	(4)	Notice of the Liquidation Trust of Fourth Interim Distribution to Classes 4A and 4B.

99.8	(4)	Notice of the Liquidation Trust of Fifth Interim Distribution to Classes 4A and 4B.

99.9	(5)	Notice of the Liquidation Trust of Sixth Interim Distribution to Classes 4A and 4B.

(1)	Incorporated herein by reference to the Liquidation Trust’s Form 10 Filing dated January 28, 2003.
(2)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2003.
(3)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2004.
(4)	Incorporated herein by reference to the Liquidation Trust’s Form 10-K Filing for the period ended September 30, 2005.
(5)	Incorporated herein by reference to the Liquidation Trust’s Form 10-Q Filing for the period ended June 30, 2008.
(6)	Filed herewith.