Form 10-Q
period 2008-12-31
HECHINGER LIQUIDATION TRUST
filed 2009-02-13
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2008 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($  in thousands)

	As of	As of
	December 31, 2008	September 30, 2008

Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$312	$1,818
Reserved cash	5,866	5,972
Other cash	1,058	295

Total cash and cash equivalents	7,236	8,085

Preference receivables (net of costs of recovery of $54 and $54, respectively)	211	211
Other assets	2	37

Total assets	7,449	8,333

Liabilities
Unimpaired and convenience claims payable	1,303	1,337
Uncashed claims checks	573	426
Distributions payable	312	825
Estimated costs of liquidation
Wind-down reserve	690	757
Litigation reserve	-	152

Total liabilities	2,878	3,497

Net Assets in Liquidation	$4,571	$4,836

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($  in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated costs of liquidation	$(275)	$-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	2	201
Other increases, net	124	291

Net (decrease)/increase in Net Assets in Liquidation before distributions authorized, net	(64)	492

Distributions authorized	(904)	-
Distributions forfeited	703	-

Distributions authorized, net	(201)	-

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized, net	(265)	492

Net Assets in Liquidation at beginning of period	4,836	15,980

Net Assets in Liquidation at end of period	$4,571	$16,472

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($  in thousands)

	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007

Cash receipts
Interest income	$2	$201
Other receipts	124	293
Total cash receipts	126	494

Cash disbursements
Costs of liquidation
Operating expenses	252	147
Legal and professional fees
Litigation	150	148
Liquidation Trust operations	92	29
Preference recoveries	-	2
(Voided)/reissued claims checks, net	(419)	-

Total cash disbursements before distributions paid,net of voided claims checks	75	326

Increase in cash and cash equivalents before distributions paid	51	168

Distributions paid	900	-

(Decrease)/increase in cash and cash equivalents	(849)	168

Cash and cash equivalents at beginning of period	8,085	19,478

Cash and cash equivalents at end of period	$7,236	$19,646

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1.	Background and Basis of Presentation

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

The Liquidation Trust has no authority to engage in any trade or business.  The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”).  The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by March 31, 2009, unless the Bankruptcy Court approves a further extension of the term.  The Liquidation Trust intends to seek a further extension of the term to accomplish the wind-down activities discussed below.

Pursuant to the Bankruptcy Code, certain types of Allowed Claims will be paid in full under the Plan.  Such Claims are therefore referred to as “Unimpaired Claims.”  The Plan defines which types of Claims are paid in full.

The Liquidation Trust exists primarily for the benefit of the majority of claimants who will not be repaid in full for the amounts the Debtors owed them as of the bankruptcy filing.  These Claims are referred to as “Impaired Claims” because the rights of the claimants have been impaired by the Debtors’ bankruptcy.  Each holder of an Allowed Claim in the Plan’s Class 4A (Senior Unsecured Claims), Class 4B (General Unsecured Claims), and Class 5 (Subordinated Debentures Claims) (each a “Class”) is deemed to hold a pro rata beneficial interest (the “Beneficial Interests”) in the Liquidation Trust based upon the amount of their Allowed Impaired Claim as compared to the total amount of all Allowed Impaired Claims.

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

Through December 31, 2008, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) at a cumulative rate of 11.9411% of the Allowed amount of the Impaired Claims.

As of December 31, 2008, substantially all assets of the Debtors, including resolving causes of action, have been liquidated and all remaining Disputed Claims are expected to be waived.  Significant unresolved items, for which the timing of resolution is not under the Liquidation Trust’s control, include one remaining preference action and one significant Allowed Claim, the amount of which remains subject to substantiation by the holder of the Claim (see Notes 5 and 6, respectively).  The Liquidation Trust is in the process of winding up its limited operations, and expects to request that the Bankruptcy Court authorize a final Distribution during the first half of calendar year 2009 and terminate the Liquidation Trust before the end of the fiscal year ending September 30, 2009.

As part of preparing for the Liquidation Trust’s termination, commencing during the three months ended December 31, 2008, the Liquidation Trust has acted to judicially resolve Claims-related liabilities which it has been unable to pay.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the Bankruptcy Court issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust.  These actions are collectively referred to as the “November 2008 Notices.”  Pursuant to the November 2008 Notices, the Liquidation Trust has reclassified Unclaimed Property from various liability accounts (see Notes 4, 7, 8 and 11), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

Basis of Presentation

The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting.  Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value.  Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts.  The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability.  In addition, liabilities include loss contingency accruals for any losses considered probable and estimable.  The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests, forfeiture of unclaimed Distributions reverting to the Liquidation Trust, and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities, including changes resulting from significant events in, or the resolution of, litigation pursued by the Liquidation Trust.  The Liquidation Trust’s fiscal year ends on September 30.

The accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of the Liquidation Trustee, necessary for a fair statement of the results for the interim periods presented.  Such financial statements and these notes thereto should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, and the notes thereto.

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

Cash and Cash Equivalents

The Liquidation Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  The Liquidation Trust holds substantially all cash balances in operating and investment accounts in excess of federally insured limits.  Cash is classified as: Designated as Available for Distribution to Holders of Impaired Claims, Reserved Cash and Other Cash (see Note 4).

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

3.           Fair Value Measurements

Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” provides a consistent definition of fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair-value-related measurements.  It does not require any amounts to be measured at fair value which were not previously so measured under existing accounting standards.  Under the liquidation basis of accounting, all assets and liabilities are presented at estimated fair value.  Adopting SFAS 157, effective October 1, 2008, did not result in changes to the valuation techniques the Liquidation Trust had previously used to measure the fair value of its assets and liabilities.  The primary impact on the Liquidation Trust of adopting this standard was to expand fair value measurement disclosure.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the inputs to valuation techniques (which may include the market approach, income approach, and/or cost approach, as applicable) into three broad levels, as follows:

•	Level 1 – highest priority – quoted prices in active markets for identical assets or liabilities
•	Level 2 – inputs other than quoted prices, but which are observable for the assets or liabilities, either directly or indirectly
•	Level 3 – lowest priority – unobservable inputs for the asset or liability

The Liquidation Trust’s assets and liabilities measured at fair value on a recurring basis were as follows:

($  in thousands)

		Fair Value Measurements as of December 31, 2008 using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Items	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Preference receivables	$211			$211
Total assets measured at fair value	$211	$-	$-	$211

Liabilities:
Unimpaired and convenience claims payable	$1,303			$1,303
Estimated costs of liquidation	690			690
Total liabilities measured at fair value	$1,993	$-	$-	$1,993

Gains and losses on all assets and liabilities, whether realized or unrealized, are reported in the Statement of Changes in Net Assets in Liquidation.

4.           Cash and Cash Equivalents

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

Available Cash consists of:

($ in thousands)	As of	As of
	December 31, 2008	September 30, 2008

Distributions payable	$312	$825
Reserve for remaining disputed impaired claims at 11.9411%	-	993
Total available cash	$312	$1,818

Pursuant to the November 2008 Notices (see Note 1), $0.5 million included in Distributions Payable as of September 30, 2008 has been reclassified from Available Cash to Other Cash as of December 31, 2008.

As of December 31, 2008, all remaining Disputed Impaired Claims have been resolved (see Note 11), eliminating the need for the Disputed Impaired Claims Reserve.

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

5.           Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery.  As of December 31, 2008 and September 30, 2008, Preference Receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action. During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

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

Unimpaired and Convenience Claims payable consists of:

($ in thousands)
	As of	As of
	December 31, 2008	September 30, 2008

Allowed unimpaired claims	$1,303	$1,335
Convenience claims	-	2

Total	$1,303	$1,337

Number of disputed unimpaired claims	3	3

Pursuant to the Plan, certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed as an Unimpaired Claim.  Allowed Unimpaired Claims as of December 31, 2008 and September 30, 2008 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.

The amount asserted by the holders of the remaining Disputed Unimpaired Claims is insignificant as of December 31, 2008 and September 30, 2008.  The Liquidation Trust believes that the likelihood of paying any of these Claims is remote and anticipates that each of these Claims will be waived; accordingly, no liability has been recorded with respect to the remaining Disputed Unimpaired Claims.

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

7.           Uncashed Claims Checks

Pursuant to the Plan, any Claims payments and Distributions which remain uncashed for 90 days following their issuance date are forfeited to the Liquidation Trust.  Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability, and has reissued uncashed checks upon request of the payee, subject to applicable fees.

Pursuant to the November 2008 Notices (see Note 1), $0.3 million ($0.1 million related to Unimpaired Claims and $0.2 million related to Impaired Claims) included in uncashed Claims checks as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

During December 2008, uncashed Claims checks increased by $0.5 million as a result of uncashed checks from the most recent interim Distribution, made during August 2008 (the “Sixth Interim Distribution”).  The uncashed Claims checks from the Sixth Interim Distribution were not included in the November 2008 Notices.

8.           Distributions Payable

Distributions payable represents the amount of authorized Distributions which the Liquidation Trust has been unable to pay to holders of Allowed Impaired Claims.  A number of holders of such Allowed Claims, while otherwise eligible for Distributions, had either not yet provided all information necessary for payment or, because they had not cashed a previous Distribution check, were not paid any subsequent Distributions.  Until all such issues are resolved, the holder of an Allowed Claim may not receive a Distribution.

Pursuant to the November 2008 Notices (see Note 1), $0.5 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  Substantially all of the remaining balance in Distributions payable as of December 31, 2008 has been paid subsequent to December 31, 2008.

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination before the end of the fiscal year ending September 30, 2009.  These final items include resolution of the remaining Disputed Claims and all litigation, a final Distribution, if applicable, and any necessary filings with regulatory authorities and with the Bankruptcy Court.

Pursuant to the Plan, the Liquidation Trust also established and funded a reserve to pay the costs of pursuing certain actions, including the case referred to as the “Committee Action” (the “Litigation Reserve”).  The Liquidation Trust determined not to further pursue the Committee Action following a May 2008 adverse decision in the Court of Appeals regarding this Action.

The fair value of the estimated costs of liquidation is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known.  Actual costs are likely to differ from the estimated costs and these differences may be significant.

10.           Bankruptcy Reserves Required

 The reserves for which Reserved Cash is maintained consist of the following:

($ in thousands)
	As of	As of
	December 31, 2008	September 30, 2008
Liability reserves
Unimpaired and convenience claims	$1,303	$1,337
Uncashed claims checks	573	426
Wind-down	690	757
Litigation	-	152

Total liability reserves	2,566	2,672

Contingency reserves
Minimum reserve	3,000	3,000
Excess disputed unimpaired claims	300	300

Total contingency reserves	3,300	3,300

Total reserves	$5,866	$5,972

The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution, if any, or is otherwise terminated.

The reserved amount for Disputed Unimpaired Claims (the Excess Disputed Unimpaired Claims Reserve) is based on the estimated amount of such Claims approved by the Bankruptcy Court for reserve purposes.

11.           Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	December 31, 2008	September 30, 2008

Allowed impaired claims	$719,980	$712,412
Estimated fair value of disputed impaired claims	-	7,703

Total estimated impaired claims	$719,980	$720,115

Asserted value of disputed impaired claims	$-	$8,086

Number of disputed impaired claims	-	5

Distributions to holders of Allowed Impaired Claims have been authorized, through December 31, 2008, in the cumulative amount of 11.9411% of the Allowed amount of the Impaired Claims.  A total of $83.4 million has been paid to holders of Allowed Impaired Claims through December 31, 2008.  In conjunction with the authorized Distributions, as of December 31, 2008, the Liquidation Trust held a total of $0.3 million of Available Cash, consisting of Distributions payable to holders of Allowed Impaired Claims (see Notes 4 and 8).

Pursuant to the November 2008 Notices (see Note 1), in accordance with the terms of the Plan,  $0.7 million (comprised of $0.2 million of uncashed checks (see Note 7) and $0.5 million of Distributions payable (see Note 8)) of Distributions previously authorized to holders of Allowed Impaired Claims who had not met all the requirements for a Distribution payment, generally by not providing their taxpayer identification number, or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions, were forfeited by such holders and reversed, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

During the three months ended December 31, 2008, one Disputed Impaired Claim was settled for an amount approximating its estimated value of $7.6 million, and an Order issued by the Bankruptcy Court expunged all remaining Disputed Impaired Claims.

12.           Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of December 31, 2008, the Liquidation Trust was pursuing one significant preference litigation action.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of December 31, 2008, none of the three remaining Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

13.         Other

During the three months ended December 31, 2008, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and December 31, 2007, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q.  The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods.  The Liquidation Trust’s results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.  All amounts are rounded and are therefore approximate.

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

The Liquidation Trust’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2008.

As part of preparing for the Liquidation Trust’s termination, commencing during the three months ended December 31, 2008, the Liquidation Trust has acted to judicially resolve Claims-related liabilities which it has been unable to pay.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the Bankruptcy Court issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust.  These actions are collectively referred to as the “November 2008 Notices.”  Pursuant to the November 2008 Notices, the Liquidation Trust has reclassified Unclaimed Property totaling $0.8 million from various liability accounts (primarily uncashed Claims checks of $0.1 million related to Unimpaired Claims and $0.2 million related to Impaired Claims, and Distributions payable of $0.5 million), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

II.           Changes in Net Assets in Liquidation

Net assets in liquidation are subject to material change when either (a) Distributions to holders of Allowed Impaired Claims are authorized or forfeited, or (b) estimates of the fair value of the Liquidation Trust’s assets and/or liabilities change, including as a result of significant events in, or the resolution of, litigation pursued by the Liquidation Trust.  The authorization and forfeiture of Distributions and changes in estimates are non-cash changes.  These changes are shown in the Liquidation Trust’s Statements of Changes in Net Assets in Liquidation and are discussed below.

Many cash transactions, on the other hand, such as collection of receivables and payments of liabilities and Distributions, cause offsetting changes in the associated components of assets and liabilities, but do not change net assets in liquidation.  The Liquidation Trust’s Statements of Cash Receipts and Disbursements show the results of these transactions, which are also discussed later under the heading “Cash Receipts and Disbursements.”

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($  in thousands)
	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007

Increase/(decrease) in net assets in liquidation
Distributions authorized	$(904)	$-
Distributions forfeited	703
Increase in estimated costs of liquidation	(275)	-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	2	201
Other increases, net	124	291
Net (decrease)/increase in net assets in liquidation	$(265)	$492

A.           Distributions

1.	Distributions authorized

During the three months ended December 31, 2008, no new interim Distribution was authorized; however, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized during the three months ended December 31, 2008 to the holder of a $7.6 million Impaired Claim newly allowed during the period, decreasing Net Assets in Liquidation.  No new interim Distribution was authorized, and no Impaired Claims were newly allowed, during the three months ended December 31, 2007.

2.	Distributions forfeited

As a result of the November 2008 Notices (discussed above), previously authorized Distributions totaling $0.7 million (comprised of $0.2 million of uncashed checks and $0.5 million of Distributions payable) were forfeited and reversed, increasing Net Assets in Liquidation, during the three months ended December 31, 2008.  No such Notice or forfeitures occurred during the three months ended December 31, 2007.

B.           Estimated costs of liquidation

Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, the remaining Wind-down Reserve was increased by $0.3 million during the three months ended December 31, 2008, both as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost of the termination process has increased. No such change in estimate occurred during the three months ended December 31, 2007.

C.           Unimpaired claims

The November 2008 Notices discussed above were also sent to holders of Allowed Unimpaired Claims who had either not cashed their Claim payment check, or who had not met all the requirements for payment of their Claims, generally by not providing sufficient information for payment.  As a result of the November 2008 Notices, a total of $0.1 million of uncashed checks and remaining payables to holders of Allowed Unimpaired Claims were forfeited and reversed, increasing Net Assets in Liquidation, during the three months ended December 31, 2008. No such Notice or forfeitures occurred during the three months ended December 31, 2007.

D.           Interest income

Interest income decreased during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, primarily as a result of significantly declining interest rates, but also because the Liquidation Trust held decreased cash balances available for investment as a result of the Sixth Interim Distribution in August 2008.

E.           Other increases, net

During the three months ended December 31, 2008, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.

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

III.         Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($  in thousands)
	For the three	For the three
	months ended	months ended
	December 31, 2008	December 31, 2007

Cash receipts
Interest income	$2	$201
Other receipts	124	293

Total cash receipts	126	494

Cash disbursements
Distributions paid	900	-
Operating expenses	252	147
Legal and professional fees
Litigation	150	148
Liquidation Trust operations	92	29
Preference recoveries	-	2
(Voided) claims checks, net of reissues	(419)	-

Total cash disbursements, net of voided claims checks	975	326

(Decrease)/increase in cash and cash equivalents	$(849)	$168

A.	Cash receipts

Changes in interest income and other receipts during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 are discussed in “Changes in Net Assets in Liquidation,” above.

B.           Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time.  During the three months ended December 31, 2008, no new interim Distribution was authorized; however, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized and paid to the holder of a $7.6 million Impaired Claim newly allowed during the period.  No new interim Distribution was authorized, and no Impaired Claims newly allowed or paid, during the three months ended December 31, 2007.

B.           Operating expenses

Operating expenses during the three months ended December 31, 2008 were significantly higher than those during the three months ended December 31, 2007, primarily because of differences in the terms of insurance coverage purchased.  During the three months ended December 31, 2007, the Liquidation Trust paid for one year of business and liability coverage, representing a significant portion of operating expenses during the period.  During the three months ended December 31, 2008, the Liquidation Trust paid for six months of business and liability insurance coverage, as well as for extended reporting period liability coverage.  The net additional cost of insurance payments during the three months ended December 31, 2008 represented substantially all of the increase in operating expenses as compared to the three months ended December 31, 2007.

C.           Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

The litigation fees paid for the now concluded Committee Action during the three months ended December 31, 2008 were comparable to those paid during the three months ended December 31, 2007.  Fees paid during the three months ended December 31, 2008 represented the Liquidation Trust’s final payment to an expert witness.  Fees paid during the three months ended December 31, 2007 represented the Liquidation Trust’s final payment to litigation counsel.

Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting the Committee Action, and expenses related to preference collections.  During the three months ended December 31, 2008, the Liquidation Trust incurred higher legal and professional fees than during the three months ended December 31, 2007, primarily because of counsel’s involvement in efforts to facilitate the termination of the Liquidation Trust during recent months.  Counsel carried out diminished activity on the Liquidation Trust’s behalf during the three months ended December 31, 2007, pending the final resolution of the Committee Action.

D.           Voided claims checks

During December 2008, $0.5 million of uncashed checks from the Sixth Interim Distribution paid during August 2008 were voided by the payment agent and the funds returned to the Liquidation Trust, and the Liquidation Trust reissued certain previously voided Claims checks.  No similar activity occurred during the three months ended December 31, 2007, primarily because no Distribution was paid during the preceding several months.

IV.         Net Assets in Liquidation

A.           Assets

1.	Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance of $7.2 million as of December 31, 2008 and $8.1 million as of September 30, 2008 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Allowed and Disputed Impaired Claims who have not received previously authorized Distributions.  The required amount of Available Cash of $0.3 million as of December 31, 2008 represented Distributions payable to holders of Allowed Impaired Claims.  The balance of Available Cash decreased by $1.5 million as of December 31, 2008, compared to the balance at September 30, 2008, as a result of $0.5 million related to Distributions payable being reclassified to Other Cash as a result of the November 2008 Notices, and because the resolution of the final Disputed Impaired Claims eliminated the requirement for the remaining $1.0 million Impaired Claims Reserve.  The required amount of Available Cash of $1.8 million as of September 30, 2008 was based primarily on the Impaired Claims Reserve of $1.0 million, at the cumulative Distribution rate of 11.9411%, for $8.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as Distributions payable of $0.8 million.  The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations.  Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur.  Reserved cash decreased to a balance of $5.9 million as of December 31, 2008, a change of $0.1 million from September 30, 2008, primarily as a result of activity in uncashed claims checks and in the Wind-down Reserve and the Litigation Reserve, all as discussed below.

Other cash is cash and cash equivalents not designated to a specific reserve or fund.  The increase in other cash to a balance of $1.1 million as of December 31, 2008, a change of $0.7 million from September 30, 2008, primarily relates to Distributions forfeited as a result of the November 2008 Notices.

2.	Preference receivables

As of December 31, 2008 and September 30, 2008, preference receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action.  During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on the status of negotiations with the defendant in this action.

B.	Liabilities and Reserves

1.	Unimpaired and convenience claims payable

As of December 31, 2008 and September 30, 2008, substantially all of the balance of Unimpaired and convenience Claims payable consisted of an estimated $1.3 million of fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing, which were allowed as an Unimpaired Claim pursuant to the Plan.  This Claim has not yet been substantiated by Kmart as required by the Plan.  The Liquidation Trust has requested substantiation of this Claim, and is currently working with Kmart in an effort to resolve the matter.

2.	Uncashed claims checks

During the three months ended December 31, 2008, uncashed Claims checks increased to $0.6 million, compared to $0.4 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$426
Voided checks returned	462
Uncashed checks reclassified	(272)
Previously voided checks reissued	(43)
Balance as of December 31, 2008	$573

During December 2008, $0.5 million of uncashed checks from the Sixth Interim Distribution paid during August 2008 were voided by the payment agent and the funds returned to the Liquidation Trust.  The uncashed Claims checks from the Sixth Interim Distribution paid during August 2008 were not included in the November 2008 Notices.  Pursuant to the November 2008 Notices, $0.3 million included in uncashed Claims checks as of September 30, 2008 has been reclassified from this liability account as of December 31, 2008, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

3.	Distributions payable

During the three months ended December 31, 2008, Distributions payable decreased by $0.5 million, to a balance of $0.3 million, compared to $0.8 million as of September 30, 2008, primarily because, pursuant to the November 2008 Notices, $0.5 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust. Substantially all of the remaining balance in Distributions payable as of December 31, 2008 has been paid out during January and February 2009.

4.           Estimated costs of liquidation

Estimated costs of liquidation decreased by $0.2 million, to a balance of $0.7 million as of December 31, 2008, compared to $0.9 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$909
Disbursements – litigation reserve	(150)
Disbursements – wind-down reserve	(344)
Increase in estimated costs of liquidation	275
Balance as of December 31, 2008	$690

The increase to the Wind-down Reserve is discussed above under “Changes in Net Assets in Liquidation,” and disbursements are discussed above under “Cash Receipts and Disbursements.”

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Liquidation Trust does not hold any market risk sensitive instruments.

Item 4T.	Controls and Procedures

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of December 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of December 31, 2008, one significant preference litigation action continued – of approximately 1,800 preference actions filed by the Debtors in 2001.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of December 31, 2008, a total of three Disputed Claims remained unresolved.  None of these Disputed Claims, if resolved in favor of the claimant, would have a material effect on the financial condition of the Liquidation Trust.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

Item 1A.	Risk Factors

There are no material changes in risk factors as previously disclosed in the Liquidation Trust’s annual report on Form 10-K for the year ended September 30, 2008.

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

HECHINGER LIQUIDATION TRUST

Date: February 13, 2009	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350