Form 10-Q
period 2009-03-31
HECHINGER LIQUIDATION TRUST
filed 2009-05-15
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (301) 838-4311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                      No ☐

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

Yes ☒                                      No ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($  in thousands)

	As of	As of
	March 31, 2009	September 30, 2008

Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$49	$1,818
Reserved cash	4,843	5,972
Other cash	1,466	295

Total cash and cash equivalents	6,358	8,085

Preference receivables (net of costs of recovery of $54 and $54, respectively)	211	211
Other assets	2	37

Total assets	6,571	8,333

Liabilities
Unimpaired and convenience claims payable	1,300	1,337
Uncashed claims checks	38	426
Distributions payable	49	825
Estimated costs of liquidation
Wind-down reserve	505	757
Litigation reserve	-	152

Total liabilities	1,892	3,497

Net Assets in Liquidation	$4,679	$4,836

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($  in thousands)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

Increase in Net Assets in Liquidation
Interest income	$1	$165
Other increases, net	-	1

Net increase in Net Assets in Liquidation before distributions forfeited, net	1	166

Distributions forfeited, net	107	-

Net increase in Net Assets in Liquidation after distributions forfeited, net	108	166

Net Assets in Liquidation at beginning of period	4,571	16,472

Net Assets in Liquidation at end of period	$4,679	$16,638

	For the six	For the six
	months ended	months ended
	March 31, 2009	March 31, 2008

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated costs of liquidation	$(275)	$-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	3	365
Other increases, net	124	293

Net (decrease)/increase in Net Assets in Liquidation before distributions authorized, net	(63)	658

Distributions authorized	(904)	-
Distributions forfeited, net	810	-

Distributions authorized, net	(94)	-

Net (decrease)/increase in Net Assets in Liquidation after distributions authorized, net	(157)	658

Net Assets in Liquidation at beginning of period	4,836	15,980

Net Assets in Liquidation at end of period	$4,679	$16,638

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($  in thousands)

	For the six	For the six
	months ended	months ended
	March 31, 2009	March 31, 2008

Cash receipts
Interest income	$3	$365
Other receipts	124	295
Total cash receipts	127	660

Cash disbursements
Costs of liquidation
Operating expenses	323	206
Legal and professional fees
Liquidation Trust operations	206	147
Litigation	150	148
Preference recoveries	-	3
(Voided)/reissued claims checks, net	(40)	-
Unimpaired and convenience claims paid	3	-

Total cash disbursements before distributions paid, net of voided claims checks	642	504

(Decrease)/increase in cash and cash equivalents before distributions paid	(515)	156

Distributions paid	1,212	-

(Decrease)/increase in cash and cash equivalents	(1,727)	156

Cash and cash equivalents at beginning of period	8,085	19,478

Cash and cash equivalents at end of period	$6,358	$19,634

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1.	Background and Basis of Presentation

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

The Liquidation Trust has no authority to engage in any trade or business.  The purpose of the Liquidation Trust is to (i) liquidate any and all remaining assets of the Debtors; (ii) pursue causes of action assigned to the Liquidation Trust, including preference, fraudulent conveyance and other avoidance actions; (iii) resolve, either consensually or through litigation, all disputed claims asserted against the Debtors (“Disputed Claims”), pursuant to the Plan; and (iv) make all distributions required under the Plan (“Distributions”), and payments to holders of claims allowed under the terms of the Plan (“Allowed Claims” and, together with the Disputed Claims, the “Claims”).  The Liquidation Trust will terminate upon the earlier of (a) the fulfillment of its purpose by the liquidation of all of its assets and the distribution of the proceeds of the liquidation thereof in accordance with the Plan, or (b) by September 30, 2009, unless the Bankruptcy Court approves a further extension of the term.

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

Through March 31, 2009, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) at a cumulative rate of 11.9411% of the Allowed amount of the Impaired Claims.

As of March 31, 2009, substantially all assets of the Debtors, including resolving causes of action, have been liquidated and all remaining Disputed Claims have been waived.  Significant unresolved items, for which the timing of resolution is not under the Liquidation Trust’s control, include one remaining preference action and one significant Allowed Claim, the amount of which remains subject to substantiation by the holder of the Claim (see Notes 5 and 6, respectively).  The Liquidation Trust is in the process of winding up its limited operations, and expects to request that the Bankruptcy Court authorize a final Distribution during the next several months, and terminate the Liquidation Trust by the end of the fiscal year ending September 30, 2009.

As part of preparing for its termination, the Liquidation Trust has acted to judicially resolve Claims-related liabilities which it has been unable to pay.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During and as of November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “November 2008 Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the Bankruptcy Court issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust.  These actions are collectively referred to as the “November 2008 Notices.”  During and as of March 2009, the Liquidation Trust notified all holders of checks remaining uncashed from the most recent interim Distribution, made during August 2008 (the “Sixth Interim Distribution”) that their uncashed checks have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “March 2009 Unclaimed Property Notice”, and, together with the November 2008 Notices, the “Unclaimed Property Notices”).  Pursuant to the Unclaimed Property Notices, the Liquidation Trust has reclassified Unclaimed Property from various liability accounts (see Notes 7, 8 and 11), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

Basis of Presentation

The Liquidation Trust’s financial statements have been prepared using the liquidation basis of accounting.  Under this method of accounting, the Statements of Net Assets in Liquidation reflect all assets and liabilities, including the projected total cost of liquidating the assets and winding down the affairs of the Liquidation Trust, at estimated fair value.  Unimpaired Claims, to be paid in full, are reflected in the Statements of Net Assets in Liquidation as liabilities at estimated aggregate settlement amounts.  The unpaid amount of the authorized Distributions to holders of Allowed Impaired Claims is also reflected as a liability.  In addition, liabilities include loss contingency accruals for any losses considered probable and estimable.  The Statements of Changes in Net Assets in Liquidation primarily reflect authorized Distributions to holders of Beneficial Interests, net of forfeitures of unclaimed Distributions reverting to the Liquidation Trust, and changes in the estimated fair value of the Liquidation Trust’s assets and liabilities, including changes resulting from significant events in, or the resolution of, litigation pursued by the Liquidation Trust.  The Liquidation Trust’s fiscal year ends on September 30.

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

The Liquidation Trust’s assets and liabilities measured at fair value on a recurring basis were as follows:

($  in thousands)

		Fair Value Measurements as of March 31, 2009 using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Items	Observable Inputs	Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Preference receivables	$211			$211
Total assets measured at fair value	$211	$-	$-	$211

Liabilities:
Unimpaired and convenience claims payable	$1,300			$1,300
Estimated costs of liquidation	505			505
Total liabilities measured at fair value	$1,805	$-	$-	$1,805

Gains and losses on all assets and liabilities, whether realized or unrealized, are reported in the Statement of Changes in Net Assets in Liquidation.

There were no changes in the estimated fair value of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009.  Changes in the estimated fair value of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 were as follows:

 ($  in thousands)
		for Identical Items	Observable Inputs	Unobservable Inputs
	December 31, 2008	Payments	Change in estimate	March 31, 2009

Unimpaired and convenience claims payable	$1,303	$3	$-	$1,300
Estimated costs of liquidation	690	185	-	505
Total liabilities measured at fair value	$1,993	$188	$-	$1,805

4.	Cash and Cash Equivalents

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

Available Cash consists of:

($ in thousands)	As of	As of
	March 31, 2009	September 30, 2008

Distributions payable (see Note 8)	$49	$825
Reserve for remaining disputed impaired claims at 11.9411%	-	993
Total available cash	$49	$1,818

As of March 31, 2009, no Disputed Impaired Claims remained; therefore, the Disputed Impaired Claims Reserve was no longer required.

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

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery.  As of March 31, 2009 and September 30, 2008, Preference Receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action.  During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on previous negotiations with the defendant in this action.

The fair value of the preference receivables is reassessed quarterly and adjustments to estimated fair values are reflected in the period in which they become known.  The eventual net realizable value of preference receivables is likely to differ from their estimated net fair value and these differences may be significant.

6.	Unimpaired and Convenience Claims Payable

Unimpaired Claims payable represents the estimated aggregate settlement amount of Unimpaired Claims against the Debtors prior to the Effective Date of the Plan, which will be paid out at 100% of their Allowed amount.  Such Claims are valued at the Liquidation Trust’s best estimate of the amount that will ultimately be allowed and paid.  Convenience Claims, also included in this classification, are not significant.

Unimpaired and Convenience Claims payable consists of:

($  in thousands)
	As of	As of
	March 31, 2009	September 30, 2008

Allowed unimpaired claims	$1,300	$1,335
Convenience claims	-	2

Total	$1,300	$1,337

Number of disputed unimpaired claims	0	3

Certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed, pursuant to the Plan, as an Unimpaired Claim.  Allowed Unimpaired Claims as of March 31, 2009 and September 30, 2008 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.  However, no assurance can be given as to the ultimate settlement value of this Claim.

As of March 31, 2009, the last Disputed Unimpaired Claims have been waived.

7.	Uncashed Claims Checks

Pursuant to the Plan, any Claims payments and Distributions which remain uncashed for 90 days following their issuance date are forfeited to the Liquidation Trust.  Pending a final order from the Bankruptcy Court, the Liquidation Trust has treated such items as a liability, and has reissued uncashed checks upon request of the payee, subject to applicable fees.

Uncashed Claims checks as of September 30, 2008 represented payments to holders of allowed Unimpaired Claims and Distributions to holders of allowed Impaired Claims, from the inception of the Liquidation Trust through July 2008 (and prior to the Sixth Interim Distribution).  Pursuant to the November 2008 Notices (see Note 1), $0.3 million ($0.1 million related to Unimpaired Claims and $0.2 million related to Impaired Claims) included in uncashed Claims checks as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

During December 2008, $0.5 million of uncashed Claims checks from the Sixth Interim Distribution were voided by the payment agent and the funds returned to the Liquidation Trust, increasing the balance in uncashed Claims checks.  The uncashed Claims checks from the Sixth Interim Distribution remaining unclaimed as of February 2009 were included in the March 2009 Unclaimed Property Notice, pursuant to which an additional $0.2 million of uncashed Claims checks has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  Approximately half of the remaining balance of uncashed Claims checks as of March 31, 2009 has been reissued subsequent to March 31, 2009.

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

Distributions payable as of September 30, 2008 represented Distributions which the Liquidation Trust had been unable to pay to holders of Allowed Impaired Claims from the inception of the Liquidation Trust through the Sixth Interim Distribution.  Pursuant to the Unclaimed Property Notices (see Note 1), a net amount of $0.4 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  Distributions payable as of March 31, 2009 primarily represented amounts payable to two holders of Allowed Impaired Claims who were paid subsequent to March 31, 2009.

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination by the end of the fiscal year ending September 30, 2009.  These final items include resolution of the remaining Disputed Claims and all litigation, a final Distribution, if applicable, and any necessary filings with regulatory authorities and with the Bankruptcy Court.

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

10.	Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($  in thousands)
	As of	As of
	March 31, 2009	September 30, 2008
Liability reserves
Unimpaired and convenience claims	$1,300	$1,337
Uncashed claims checks	38	426
Wind-down	505	757
Litigation	-	152

Total liability reserves	1,843	2,672

Contingency reserves
Minimum reserve	3,000	3,000
Excess disputed unimpaired claims	-	300

Total contingency reserves	3,000	3,300

Total reserves	$4,843	$5,972

The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution or is otherwise terminated.

11.	Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	March 31, 2009	September 30, 2008

Allowed impaired claims	$719,980	$712,412
Estimated fair value of disputed impaired claims	-	7,703

Total estimated impaired claims	$719,980	$720,115

Asserted value of disputed impaired claims	$-	$8,086

Number of disputed impaired claims	-	5

Distributions to holders of Allowed Impaired Claims have been authorized, through March 31, 2009, in the cumulative amount of 11.9411% of the Allowed amount of the Impaired Claims.  A total of $83.7 million (including $0.4 million of uncashed checks subsequently forfeited by their holders, as discussed below) has been paid to holders of Allowed Impaired Claims through March 31, 2009.

Pursuant to the Unclaimed Property Notices (see Note 1), in accordance with the terms of the Plan, $0.8 million (comprised of $0.4 million of uncashed checks (see Note 7) and $0.4 million of Distributions payable (see Note 8)) of Distributions previously authorized to holders of Allowed Impaired Claims who had not met all the requirements for a Distribution payment, generally by not providing their taxpayer identification number, or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions, were forfeited by such holders and reversed, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

12.	Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of March 31, 2009, the Liquidation Trust was pursuing one significant preference litigation action.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of March 31, 2009, no Disputed Claims remain.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

13.	Other

During the six months ended March 31, 2009, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of March 31, 2009 and September 30, 2008 and for the three months and the six months ended March 31, 2009 and March 31, 2008, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q.  The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods.  The Liquidation Trust’s results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.  All amounts are rounded and are therefore approximate.

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

As part of preparing for the Liquidation Trust’s termination, the Liquidation Trust has acted to judicially resolve Claims-related liabilities which it has been unable to pay.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During and as of November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “November 2008 Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust.  These actions are collectively referred to as the “November 2008 Notices.”  During and as of March 2009, the Liquidation Trust notified all holders of checks remaining uncashed from the most recent interim Distribution, made during August 2008 (the “Sixth Interim Distribution”) that their uncashed checks have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “March 2009 Unclaimed Property Notice”, and, together with the November 2008 Notices, the “Unclaimed Property Notices”).

Pursuant to the Unclaimed Property Notices, the Liquidation Trust has reclassified Unclaimed Property totaling $0.9 million from various liability accounts (primarily uncashed Claims checks of $0.1 million related to Unimpaired Claims and $0.4 million related to Impaired Claims, and Distributions payable of $0.4 million), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($  in thousands)
	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008

Increase in net assets in liquidation
Distributions forfeited, net	$107	$-
Interest income	1	165
Other increases, net	-	1
Net increase in net assets in liquidation	$108	$166

	For the six	For the six
	months ended	months ended
	March 31, 2009	March 31, 2008

Increase/(decrease) in net assets in liquidation
Distributions authorized	$(904)	$-
Distributions forfeited, net	810	-
Increase in estimated costs of liquidation	(275)	-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	3	365
Other increases, net	124	293
Net (decrease)/increase in net assets in liquidation	$(157)	$658

A.           Distributions

1.	Distributions authorized

During the three months and the six months ended March 31, 2009, no new interim Distribution was authorized.  During the six months ended March 31, 2009, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized to the holder of a $7.6 million Impaired Claim newly allowed in October 2008, decreasing Net Assets in Liquidation.  No new interim Distribution was authorized, and no Impaired Claims were newly allowed, during the three months and the six months ended March 31, 2008.

2.	Distributions forfeited

As a result of the November 2008 Notices (discussed above), previously authorized Distributions totaling $0.7 million (comprised of $0.2 million of uncashed checks and $0.5 million of Distributions payable) were forfeited and reversed, increasing Net Assets in Liquidation, during the three months ended December 31, 2008.  As a result of the March 2009 Unclaimed Property 2008 Notice (also discussed above), previously authorized Distributions totaling $0.2 million (consisting of uncashed checks) were forfeited and reversed, increasing Net Assets in Liquidation during the three months ended March 31, 2009.  Partially offsetting such forfeitures during the three months ended March 31, 2009, $0.1 million of Distributions previously considered as forfeited were restored to the holder of an Allowed Impaired Claim.  No such Notice or forfeitures occurred during the three months and the six months ended March 31, 2008.

B.           Estimated costs of liquidation

Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, the remaining Wind-down Reserve was increased by $0.3 million during the three months ended December 31, 2008, both as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost of the termination process had increased.  No such change in estimate occurred during the three months ended March 31, 2009 or during the three months and the six months ended March 31, 2008.

C.           Unimpaired claims

The November 2008 Notices discussed above were also sent to holders of Allowed Unimpaired Claims who had either not cashed their Claim payment check, or who had not met all the requirements for payment of their Claims, generally by not providing sufficient information for payment.  As a result of the November 2008 Notices, a total of $0.1 million of uncashed checks and remaining payables to holders of Allowed Unimpaired Claims were forfeited and reversed, increasing Net Assets in Liquidation, during the three months ended December 31, 2008.  No such Notice to holders of Allowed Unimpaired Claims or forfeitures occurred during the three months ended March 31, 2009 or during the three months and the six months ended March 31, 2008.

D.           Interest income

Interest income decreased during the three months and the six months ended March 31, 2009 as compared to the three months and the six months ended March 31, 2008, primarily as a result of significantly declining interest rates, but also because the Liquidation Trust held decreased cash balances available for investment as a result of the Sixth Interim Distribution in August 2008.

E.           Other increases, net

During the six months ended March 31, 2009, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.  No such amounts were received during the three months ended March 31, 2009.

Other increases, net during the six months ended March 31, 2008 consisted primarily of a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors.  The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust.  No such amounts were received during the three months ended March 31, 2008.

III.	Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($  in thousands)
	For the six	For the six
	months ended	months ended
	March 31, 2009	March 31, 2008

Cash receipts
Interest income	$3	$365
Other receipts	124	295

Total cash receipts	127	660

Cash disbursements
Distributions paid	1,212	-
Operating expenses	323	206
Legal and professional fees
Liquidation Trust operations	206	147
Litigation	150	148
Preference recoveries	-	3
(Voided)/reissued claims checks, net	(40)	-
Unimpaired and convenience claims paid	3	-

Total cash disbursements, net of voided claims checks	1,854	504

(Decrease)/increase in cash and cash equivalents	$(1,727)	$156

A.	Cash receipts

Changes in interest income and other receipts during the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 are discussed in “Changes in Net Assets in Liquidation,” above.

B.	Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time.  During the six months ended March 31, 2009, no new interim Distribution was authorized.  During the three months ended March 31, 2009, Distributions totaling $0.3 million were paid to holders of previously allowed Impaired Claims who resolved prior impediments to payment.  During the three months ended December 31, 2008, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized and paid to the holder of a $7.6 million Impaired Claim newly allowed during the period.  No new interim Distribution was authorized, and no Impaired Claims newly allowed or paid, during the three months and the six months ended March 31, 2008.

B.	Operating expenses

Operating expenses during the six months ended March 31, 2009 were significantly higher than those during the six months ended March 31, 2008, primarily because of differences in the terms of insurance coverage purchased and the increase in Liquidation Trust activity in preparation for its termination.  During the six months ended March 31, 2009, the Liquidation Trust paid for six months of business and liability insurance coverage, as well as for extended reporting period liability coverage, representing a significant portion of operating expenses during the period.  During the six months ended March 31, 2008, the Liquidation Trust paid for one year of business and liability coverage, representing a significant portion of operating expenses during the period.  In addition, during the six months ended March 31, 2009, the Liquidation Trust incurred additional payroll and other costs, as compared to the six months ended March 31, 2008, resulting from termination-related activities such as the Unclaimed Property Notices.

C.	Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting an action referred to as the “Committee Action”, and expenses related to preference collections.  During the six months ended March 31, 2009, the Liquidation Trust incurred higher legal and professional fees than during the six months ended March 31, 2008, primarily because of counsel’s involvement in efforts to facilitate the termination of the Liquidation Trust during fiscal 2009.  Counsel carried out diminished activity on the Liquidation Trust’s behalf during the six months ended March 31, 2008, pending the final resolution of the Committee Action.

The litigation fees paid for the now concluded Committee Action during the six months ended March 31, 2009 were comparable to those paid during the six months ended March 31, 2008.  Fees paid during the six months ended March 31, 2009 represented the Liquidation Trust’s final payment to an expert witness.  Fees paid during the six months ended March 31, 2008 represented the Liquidation Trust’s final payment to litigation counsel.

D.	Voided claims checks

During the six months ended March 31, 2009, $0.5 million of uncashed checks from the Sixth Interim Distribution paid during August 2008 were voided by the payment agent and the funds returned to the Liquidation Trust, and the Liquidation Trust reissued $0.4 million of previously voided Claims checks.  No similar activity occurred during the six months ended March 31, 2008, primarily because no Distribution was paid during the preceding several months.

IV.	Net Assets in Liquidation

A.	Assets

1.	Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance of $6.4 million as of March 31, 2009 and $8.1 million as of September 30, 2008 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Allowed and Disputed Impaired Claims who have not received previously authorized Distributions.  The nominal amount of Available Cash as of March 31, 2009 primarily represented Distributions payable to two holders of Allowed Impaired Claims who were paid during May 2009.  The balance of Available Cash decreased by $1.8 million as of March 31, 2009, compared to the balance at September 30, 2008, primarily as a result of (1) reclassification of $0.4 million of Distributions payable to Other Cash as a result of the Unclaimed Property Notices, (2) payment of $0.3 million in Distributions to holders of previously allowed Impaired Claims who resolved prior impediments to payment, and (3) resolution of the final Disputed Impaired Claims, eliminating the requirement for the remaining $1.0 million Impaired Claims Reserve.  The required amount of Available Cash of $1.8 million as of September 30, 2008 was based primarily on the Impaired Claims Reserve of $1.0 million, at the cumulative Distribution rate of 11.9411%, for $8.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as Distributions payable of $0.8 million.  The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations.  Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if and as Disputed Unimpaired Claims become allowed, or if certain specific contingencies should occur.  Reserved cash decreased to a balance of $4.8 million as of March 31, 2009, a change of $1.1 million from September 30, 2008, primarily as a result of activity in uncashed claims checks and in the Wind-down Reserve and the Litigation Reserve, all as discussed below.

Other cash is cash and cash equivalents not designated to a specific reserve or fund.  The increase in other cash to a balance of $1.5 million as of March 31, 2009, a change of $1.2 million from September 30, 2008, primarily relates to Distributions forfeited as a result of the Unclaimed Property Notices, as well as to the release of the $0.3 million Disputed Unimpaired Claims Reserve upon the waiver of all remaining Disputed Unimpaired Claims.

2.	Preference receivables

As of March 31, 2009 and September 30, 2008, preference receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action.  During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on previous negotiations with the defendant in this action.

B.	Liabilities and Reserves

1.	Unimpaired and convenience claims payable

As of March 31, 2009 and September 30, 2008, substantially all of the balance of Unimpaired and convenience Claims payable consisted of an estimated $1.3 million of fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing, which were allowed as an Unimpaired Claim pursuant to the Plan.  This Claim has not yet been substantiated by Kmart as required by the Plan.  The Liquidation Trust has requested substantiation of this Claim, and is currently working with Kmart in an effort to resolve the matter.

2.	Uncashed claims checks

During the six months ended March 31, 2009, uncashed Claims checks decreased to a minimal amount, compared to $0.4 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$426
Voided checks returned	462
Uncashed checks reclassified	(426)
Previously voided checks reissued	(424)
Balance as of March 31, 2009	$38

During December 2008, $0.5 million of uncashed checks from the Sixth Interim Distribution were voided by the payment agent and the funds returned to the Liquidation Trust.  Pursuant to the Unclaimed Property Notices, $0.4 million of uncashed Claims checks were reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  A total of $0.4 million of previously voided checks were reissued based upon timely request of the holders.

3.	Distributions payable

During the six months ended March 31, 2009, Distributions payable decreased to a minimal amount compared to $0.8 million as of September 30, 2008, primarily because, pursuant to the Unclaimed Property Notices, $0.4 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  In addition, during the three months ended March 31, 2009, Distributions totaling $0.3 million were paid to holders of previously allowed Impaired Claims who resolved prior impediments to payment.  Distributions payable as of March 31, 2009 primarily represented amounts payable to two holders of Allowed Impaired Claims who were paid during May 2009.

4.	Estimated costs of liquidation

Estimated costs of liquidation decreased by $0.4 million, to a balance of $0.5 million as of March 31, 2009, compared to $0.9 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$909
Disbursements – litigation reserve	(150)
Disbursements – wind-down reserve	(529)
Increase in estimated costs of liquidation	275
Balance as of March 31, 2009	$505

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of March 31, 2009.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of March 31, 2009, one significant preference litigation action continued – of approximately 1,800 preference actions filed by the Debtors in 2001.  During March 2006, the United States District Court for the District of Delaware (the “District Court”) upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Third Circuit Court of Appeals (“Court of Appeals”).  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of March 31, 2009, no Claims remained unresolved.

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

HECHINGER LIQUIDATION TRUST

Date: May 15, 2009	By:	/s/ Conrad F. Hocking
	Name:	Conrad F. Hocking
	Title:	Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee
32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350