Form 10-Q
period 2009-06-30
HECHINGER LIQUIDATION TRUST
filed 2009-08-14
CIK 1213411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50160

HECHINGER LIQUIDATION TRUST
(Exact name of Registrant as specified in its charter)

Delaware	52-7230151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 East Gude Drive, Suite 206, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (301) 838-4311

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

Yes   ☒                                      No  ☐

HECHINGER LIQUIDATION TRUST
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Hechinger Liquidation Trust
Unaudited Statements of Net Assets in Liquidation

($  in thousands)

	As of	As of
	June 30, 2009	September 30, 2008

Assets
Cash and cash equivalents
Cash designated as available for distribution to holders of impaired claims	$-	$1,818
Reserved cash	4,726	5,972
Other cash	1,381	295

Total cash and cash equivalents	6,107	8,085

Preference receivables (net of costs of recovery of $54 and $54, respectively)	211	211
Other assets	2	37

Total assets	6,320	8,333

Liabilities
Unimpaired and convenience claims payable	1,300	1,337
Uncashed claims checks	6	426
Distributions payable	-	825
Estimated costs of liquidation
Wind-down reserve	420	757
Litigation reserve	-	152

Total liabilities	1,726	3,497

Net Assets in Liquidation	$4,594	$4,836

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Changes in Net Assets in Liquidation

($  in thousands)

	For the three	For the three
	months ended	months ended
	June 30, 2009	June 30, 2008

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated costs of liquidation	$(100)	$-
Interest income	-	78
Other increases, net	2	16

Net (decrease)/increase in Net Assets in Liquidation before distributions forfeited/(authorized), net	(98)	94

Distributions authorized	-	(71)
Distributions forfeited, net	13	-

Distributions forfeited/(authorized), net	13	(71)

Net (decrease)/increase in Net Assets in Liquidation after distributions forfeited/(authorized), net	(85)	23

Net Assets in Liquidation at beginning of period	4,679	16,638

Net Assets in Liquidation at end of period	$4,594	$16,661

	For the nine	For the nine
	months ended	months ended
	June 30, 2009	June 30, 2008

Increase/(decrease) in Net Assets in Liquidation
Increase in estimated costs of liquidation	$(375)	$-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	3	443
Other increases, net	126	309

Net (decrease)/increase in Net Assets in Liquidation before distributions forfeited/(authorized), net	(161)	752

Distributions authorized	(904)	(71)
Distributions forfeited, net	823	-

Distributions forfeited/(authorized), net	(81)	(71)

Net (decrease)/increase in Net Assets in Liquidation after distributions forfeited/(authorized), net	(242)	681

Net Assets in Liquidation at beginning of period	4,836	15,980

Net Assets in Liquidation at end of period	$4,594	$16,661

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Unaudited Statements of Cash Receipts and Disbursements

($  in thousands)

	For the nine	For the nine
	months ended	months ended
	June 30, 2009	June 30, 2008

Cash receipts
Interest income	$3	$443
Other receipts	126	312
Total cash receipts	129	755

Cash disbursements
Costs of liquidation
Operating expenses	390	239
Legal and professional fees
Liquidation Trust operations	324	253
Litigation	150	151
Preference recoveries	-	4
(Voided)/reissued claims checks, net	(22)	-
Unimpaired and convenience claims paid	3	-

Total cash disbursements before distributions paid, net of voided claims checks	845	647

(Decrease)/increase in cash and cash equivalents before distributions paid	(716)	108

Distributions paid	1,262	5

(Decrease)/increase in cash and cash equivalents	(1,978)	103

Cash and cash equivalents at beginning of period	8,085	19,478

Cash and cash equivalents at end of period	$6,107	$19,581

See accompanying notes to unaudited financial statements.

Hechinger Liquidation Trust
Notes to Unaudited Financial Statements

1.	Background and Basis of Presentation

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

As of June 30, 2009, substantially all assets of the Debtors, including resolving causes of action, have been liquidated and no Disputed Claims remain.  Significant unresolved items, for which the timing of resolution is not under the Liquidation Trust’s control, include one remaining preference action and one significant Allowed Claim, the amount of which remains subject to substantiation by the holder of the Claim (see Notes 5 and 6, respectively).  The Liquidation Trust is in the process of winding up its limited operations, and expects to request that the Bankruptcy Court approve a final Distribution and terminate the Liquidation Trust by the end of December 2009.  The Liquidation Trust expects to request a brief extension of its term in order resolve these remaining items.

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

The holders of Beneficial Interests receive all remaining net proceeds of the Liquidation Trust, if any, after the expenses and all creditors of the Liquidation Trust are paid, including Allowed Unimpaired and Convenience Claims (certain small Claims paid at 7.5% of their Allowed amounts in accordance with the Plan), and after all contingencies are resolved.  Holders of each Class of Beneficial Interests (i.e., each Class of Impaired Claims) have the same rights, except with respect to payment of Distributions.  Distributions are made in accordance with the priority and subordination provisions set forth in the Plan.  These provisions enforce the terms of the indenture for issuance of the Subordinated Debentures, under which the payment rights of holders of the Subordinated Debentures were subordinated to the payment rights of holders of the Senior Notes and Debentures.  Until such time as all holders of Allowed Claims in Class 4A (Senior Unsecured Claims – consisting of the holders of the Senior Notes and Debentures) have received the full $206.4 million amount of their Allowed Claims, any amounts which would otherwise be allocated for payment to holders of Claims in Class 5 (Subordinated Debentures Claims – consisting of the holders of the Subordinated Debentures) will be distributed to holders of Claims in Class 4A (Senior Unsecured Claims).  The Trustee has determined that there are insufficient funds to pay the Class 4A holders in full; therefore, the holders of Beneficial Interests in Class 5 (Subordinated Debentures Claims) have not received, and will not receive, any Distributions.  The payment priority rights of the Claims in Class 4A (Senior Unsecured Claims) have no effect on the rights of, and Distributions to, the holders of Claims in Class 4B (General Unsecured Claims).  Holders of Allowed Claims in Class 4B (General Unsecured Claims) have received their pro rata Distributions as such Distributions were made.

Through June 30, 2009, the Liquidation Trust has authorized Distributions to holders of Beneficial Interests (i.e., to holders of Allowed Impaired Claims) at a cumulative rate of 11.9411% of the Allowed amount of the Impaired Claims.

As part of preparing for its termination, the Liquidation Trust has acted to judicially resolve Claims-related liabilities remaining unpaid for the reasons described below.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During and as of November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “November 2008 Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the Bankruptcy Court issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property.  These actions are collectively referred to as the “November 2008 Notices.”  During and as of March 2009, the Liquidation Trust notified all holders of checks remaining uncashed from the most recent interim Distribution, made during August 2008 (the “Sixth Interim Distribution”) that their uncashed checks have become Unclaimed Property (the “March 2009 Unclaimed Property Notice”, and, together with the November 2008 Notices, the “Unclaimed Property Notices”).  Pursuant to the Unclaimed Property Notices, the Liquidation Trust has reclassified Unclaimed Property from various liability accounts (see Notes 7, 8 and 11), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 prioritizes the inputs to valuation techniques (which may include the market approach, income approach, and/or cost approach, as applicable) into three broad levels, as follows:

•	Level 1 – highest priority – quoted prices in active markets for identical assets or liabilities
•	Level 2 – inputs other than quoted prices, but which are observable for the assets or liabilities, either directly or indirectly
•	Level 3 – lowest priority – unobservable inputs for the asset or liability

The Liquidation Trust’s assets and liabilities measured at fair value on a recurring basis were as follows:

($  in thousands)

		Fair Value Measurements as of June 30, 2009 using
		Active	Quoted Prices in	Significant
		Markets for	Significant Other	Unobservable
		Identical Items	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Preference receivables	$211			$211
Total assets measured at fair value	$211	$-	$-	$211

Liabilities:
Unimpaired and convenience claims payable	$1,300			$1,300
Estimated costs of liquidation	420			420
Total liabilities measured at fair value	$1,720	$-	$-	$1,720

Gains and losses on all assets and liabilities, whether realized or unrealized, are reported in the Statement of Changes in Net Assets in Liquidation.

There were no changes in the estimated fair value of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2009.

Changes in the estimated fair value of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2009 were as follows:

($  in thousands)

	March 31, 2009	Payments	Increase in estimate	June 30, 2009

Unimpaired and convenience claims payable	$1,300	$-	$-	$1,300
Estimated costs of liquidation	505	185	100	420
Total liabilities measured at fair value	$1,805	$185	$100	$1,720

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

Available Cash consists of:

($ in thousands)	As of	As of
	June 30, 2009	September 30, 2008

Distributions payable (see Note 8)	$-	$825
Reserve for remaining disputed impaired claims at 11.9411%	-	993
Total available cash	$-	$1,818

As of June 30, 2009, holders of substantially all eligible Allowed Impaired Claims had received all Distributions.  As of June 30, 2009, no Disputed Impaired Claims remained; therefore, the Disputed Impaired Claims Reserve was no longer required.

Reserved Cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations in accordance with the Plan.  Under the terms of the Plan, Reserved Cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if certain contingencies should occur.  See Note 10 for details of specific reserves and their related amounts.

Other Cash is cash and cash equivalents not designated to a specific reserve or fund.

5.            Preference Receivables

The Liquidation Trust’s preference receivables are reflected in the accompanying Statements of Net Assets in Liquidation at their estimated fair value, net of estimated costs of recovery.  As of June 30, 2009 and September 30, 2008, Preference Receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action.  During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on previous negotiations with the defendant in this action.

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

Unimpaired and Convenience Claims payable consists of:

($  in thousands)
	As of	As of
	June 30, 2009	September 30, 2008

Allowed unimpaired claims	$1,300	$1,335
Convenience claims	-	2

Total	$1,300	$1,337

Number of disputed unimpaired claims	0	3

Certain fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing were allowed, pursuant to the Plan, as an Unimpaired Claim.  Allowed Unimpaired Claims as of June 30, 2009 and September 30, 2008 include this Claim, which has not yet been substantiated by Kmart as required by the Plan, at its estimated amount of $1.3 million.  However, no assurance can be given as to the ultimate settlement value of this Claim.

As of June 30, 2009, no Disputed Unimpaired Claims remain.

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

Uncashed Claims checks as of September 30, 2008 represented payments to holders of Allowed Unimpaired Claims and Distributions to holders of allowed Impaired Claims, from the inception of the Liquidation Trust through July 2008 (and prior to the Sixth Interim Distribution) which remained uncashed for 90 days, have been voided by the payment agent, and the funds returned to the Liquidation Trust.  Pursuant to the November 2008 Notices (see Note 1), $0.3 million ($0.1 million related to Unimpaired Claims and $0.2 million related to Impaired Claims) included in uncashed Claims checks as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  The remaining $0.2 million of uncashed Claims checks as of September 30, 2008 have been reissued and cashed.

During December 2008, $0.5 million of uncashed Claims checks from the Sixth Interim Distribution were voided by the payment agent and the funds returned to the Liquidation Trust, increasing the balance in uncashed Claims checks.  Of these uncashed Claims checks from the Sixth Interim Distribution, $0.3 million have been reissued and cashed.  The uncashed Claims checks from the Sixth Interim Distribution which remained unclaimed as of February 2009 were included in the March 2009 Unclaimed Property Notice, pursuant to which $0.2 million of uncashed Claims checks (in addition to those discussed in the previous paragraph) has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

As of June 30, 2009, substantially all uncashed Claims checks have either been reissued or reclassified as Unclaimed Property.

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

Distributions payable as of September 30, 2008 represented Distributions which the Liquidation Trust had been unable to pay to holders of Allowed Impaired Claims from the inception of the Liquidation Trust through the Sixth Interim Distribution.  Pursuant to the Unclaimed Property Notices (see Note 1), a net amount of $0.4 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  Distributions payable as of June 30, 2009 represented an insignificant amount payable to one holder of an Allowed Impaired Claim.

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

Substantially all of the day-to-day operations of the Liquidation Trust were terminated during June 2005; however, provision has been made for necessary management oversight and administrative, legal and accounting processes to continue through its expected termination during December 2009.  These final items include resolution of the remaining preference action, obtaining substantiation for a significant Allowed Claim, a final Distribution, and any necessary filings with regulatory authorities and with the Bankruptcy Court.

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

10.          Bankruptcy Reserves Required

The reserves for which Reserved Cash is maintained consist of the following:

($  in thousands)
	As of	As of
	June 30, 2009	September 30, 2008
Liability reserves
Unimpaired and convenience claims	$1,300	$1,337
Uncashed claims checks	6	426
Wind-down	420	757
Litigation	-	152

Total liability reserves	1,726	2,672

Contingency reserves
Minimum reserve	3,000	3,000
Excess disputed unimpaired claims	-	300

Total contingency reserves	3,000	3,300

Total reserves	$4,726	$5,972

The minimum reserve, established pursuant to the Plan and intended to assure adequate liquidity for the Liquidation Trust, is to be maintained, subject to reduction by an order of the Bankruptcy Court, until the Liquidation Trust makes a final Distribution or is otherwise terminated.

11.           Impaired Claims

The Liquidation Trust’s estimate of Impaired Claims consists of:

($ in thousands)	As of	As of
	June 30, 2009	September 30, 2008

Allowed impaired claims	$719,980	$712,412
Estimated fair value of disputed impaired claims	-	7,703

Total estimated impaired claims	$719,980	$720,115
Asserted value of disputed impaired claims	$-	$8,086

Number of disputed impaired claims	0	5

Distributions to holders of Allowed Impaired Claims have been authorized, through June 30, 2009, in the cumulative amount of 11.9411% of the Allowed amount of the Impaired Claims.  A total of $83.7 million (including $0.4 million of uncashed checks subsequently forfeited by their holders, as discussed below) has been paid to holders of Allowed Impaired Claims through June 30, 2009.

Pursuant to the Unclaimed Property Notices (see Note 1), in accordance with the terms of the Plan, a net amount of $0.8 million (comprised of $0.4 million of uncashed checks (see Note 7) and $0.4 million of Distributions payable (see Note 8)) of Distributions previously authorized to holders of Allowed Impaired Claims who had not met all the requirements for a Distribution payment, generally by not providing their taxpayer identification number, or who had not cashed a Distribution check and therefore have not been paid subsequent Distributions, were forfeited by such holders and reversed, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.

12.          Contingencies

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of June 30, 2009, the Liquidation Trust was pursuing one significant preference litigation action.  During March 2006, the District Court upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings. Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of June 30, 2009, no Disputed Claims remain.

Other than as described herein, the Liquidation Trust is not a defendant in any action or proceeding which, if the Liquidation Trust were to be found liable in such action or proceeding, would materially adversely impact the Liquidation Trust’s financial condition.

13.          Other

During the nine months ended June 30, 2009, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the unaudited financial statements of the Liquidation Trust as of June 30, 2009 and September 30, 2008 and for the three months and the nine months ended June 30, 2009 and June 30, 2008, and the notes thereto (the “Unaudited Liquidation Trust Financial Statements”), included as Item 1. of this Form 10-Q.  The following information concerning the Liquidation Trust’s financial performance and condition should be read in conjunction with the audited Liquidation Trust financial statements as of September 30, 2008 and September 30, 2007, and for the fiscal years ended September 30, 2008, September 30, 2007 and September 30, 2006, and the notes thereto.

The Unaudited Liquidation Trust Financial Statements have been prepared on the same basis as the audited Liquidation Trust financial statements, using the liquidation basis of accounting, and, in the opinion of the Liquidation Trustee, contain all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Liquidation Trust’s results for such periods.  The Liquidation Trust’s results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.  All amounts are rounded and are therefore approximate.

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

As part of preparing for the Liquidation Trust’s termination, the Liquidation Trust has acted to judicially resolve Claims-related liabilities remaining unpaid for the reasons described below.  Pursuant to the Court-authorized terms of the Plan, Distribution and Claims payment checks which are not timely cashed become Unclaimed Property, and furthermore, holders of Allowed Impaired Claims which have not cashed a check are not paid subsequent Distributions unless the holder makes a written request that future Distributions be paid.  During and as of November 2008, the Liquidation Trust notified all such holders that their uncashed checks and any subsequent Distributions have become Unclaimed Property which, pursuant to the Plan, reverts to the Liquidation Trust (the “November 2008 Unclaimed Property Notice”).  In addition, upon notice to holders of Allowed Impaired Claims which had not provided their taxpayer identification number, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) issued an Order (the “TIN Motion and Order”) declaring Distributions due to such holders as Unclaimed Property.  These actions are collectively referred to as the “November 2008 Notices.”  During and as of March 2009, the Liquidation Trust notified all holders of checks remaining uncashed from the most recent interim Distribution, made during August 2008 (the “Sixth Interim Distribution”) that their uncashed checks have become Unclaimed Property (the “March 2009 Unclaimed Property Notice”, and, together with the November 2008 Notices, the “Unclaimed Property Notices”).

Pursuant to the Unclaimed Property Notices, the Liquidation Trust has reclassified Unclaimed Property totaling $0.9 million from various liability accounts (primarily uncashed Claims checks of $0.1 million related to Unimpaired Claims and $0.4 million related to Impaired Claims, and Distributions payable in the net amount of $0.4 million), increasing Net Assets in Liquidation, based on its assessment that all such uncashed checks and unpaid Distributions have reverted permanently to the Liquidation Trust pursuant to the terms of the Plan.

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

The following table summarizes the significant changes in net assets in liquidation for the periods as indicated:

($  in thousands)
	For the three	For the three
	months ended	months ended
	June 30, 2009	June 30, 2008

(Decrease)/increase in net assets in liquidation
Distributions authorized	$-	$(71)
Distributions forfeited, net	13	-
Increase in estimated costs of liquidation	(100)	-
Interest income	-	78
Other increases, net	2	16
Net (decrease)/increase in net assets in liquidation	$(85)	$23

	For the nine	For the nine
	months ended	months ended
	June 30, 2009	June 30, 2008

(Decrease)/increase in net assets in liquidation
Distributions authorized	$(904)	$(71)
Distributions forfeited, net	823	-
Increase in estimated costs of liquidation	(375)	-
Decrease in estimated fair value of unimpaired claims	85	-
Interest income	3	443
Other increases, net	126	309
Net (decrease)/increase in net assets in liquidation	$(242)	$681

A.            Distributions

1.	Distributions authorized

During the three months and the nine months ended June 30, 2009, no new interim Distribution was authorized.  During the nine months ended June 30, 2009, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized to the holder of a $7.6 million Impaired Claim newly allowed in October 2008, decreasing Net Assets in Liquidation.  During the three months ended June 30, 2009, no Impaired Claims were newly allowed; accordingly, no Distributions were authorized during the period.  During the three months and the nine months ended June 30, 2008, no new interim Distribution was authorized; however, Distributions at the cumulative rate of 10.2911%, totaling $0.1 million, were authorized during the three months ended June 30, 2008 to holders of $0.6 million of Impaired Claims newly allowed during the period.

2.	Distributions forfeited

As a result of the Unclaimed Property Notices (discussed above), previously authorized Distributions totaling $0.9 million (comprised of $0.4 million of uncashed checks and $0.5 million of Distributions payable) were forfeited and reversed, increasing Net Assets in Liquidation, during the nine months ended June 30, 2009.  Partially offsetting such forfeitures during the nine months ended June 30, 2009, $0.1 million of Distributions previously considered as forfeited were restored to the holders of certain Allowed Impaired Claims, resulting in net forfeitures of $0.8 million during the nine months ended June 30, 2009.  Forfeitures during the three months ended June 30, 2009 were not significant.  No such Notices or forfeitures occurred during the three months and the nine months ended June 30, 2008.

B.            Estimated costs of liquidation

Based on revised forecasts of operational requirements prior to and associated with the expected termination of the Liquidation Trust, the remaining Wind-down Reserve was increased by $0.3 million during the three months ended December 31, 2008, and by $0.1 million during the three months ended June 30, 2009, for a total of $0.4 million during the nine months ended June 30, 2009, both as a result of the remaining obligations of the Liquidation Trust taking longer to complete than expected, and because the estimated cost of the termination process had increased.  No such change in estimate occurred during the three months and the nine months ended June 30, 2008.

C.            Unimpaired claims

The November 2008 Notices discussed above were also sent to holders of Allowed Unimpaired Claims who had either not cashed their Claim payment check, or who had not met all the requirements for payment of their Claims, generally by not providing sufficient information for payment.  As a result of the November 2008 Notices, a total of $0.1 million of uncashed checks and remaining payables to holders of Allowed Unimpaired Claims were forfeited and reversed, increasing Net Assets in Liquidation, during the three months ended December 31, 2008.  No such Notice to holders of Allowed Unimpaired Claims or forfeitures occurred during the three months ended June 30, 2009 or during the three months and the nine months ended June 30, 2008.

D.            Interest income

Interest income decreased during the three months and the nine months ended June 30, 2009 as compared to the three months and the nine months ended June 30, 2008, primarily as a result of significantly declining interest rates, but also because the Liquidation Trust held decreased cash balances available for investment as a result of the Sixth Interim Distribution in August 2008.

E.            Other increases, net

During the nine months ended June 30, 2009, the Liquidation Trust received a $0.1 million payment of funds escheated for the benefit of one of the Debtors.  Until collectability of the amount was established by receiving the payment from the state to which the funds were escheated, the amount was not recorded as an asset of the Liquidation Trust.  No such amounts were received during the three months ended June 30, 2009.

During the nine months ended June 30, 2008, other increases, net consisted primarily of a $0.3 million distribution in the liquidation of the former company-owned life insurance policy carrier for one of the Debtors.  The Debtors were entitled to these liquidation proceeds solely as a result of the occurrence and particular terms of this insurance carrier’s liquidation, and therefore no receivable from the carrier had been recorded as an asset of the Liquidation Trust.  No such amounts were received during the three months ended June 30, 2008.

III.           Cash Receipts and Disbursements

The following table summarizes the cash receipts and disbursements for the periods as indicated:

($  in thousands)
	For the nine	For the nine
	months ended	months ended
	June 30, 2009	June 30, 2008

Cash receipts
Interest income	$3	$443
Other receipts	126	312

Total cash receipts	129	755

Cash disbursements
Distributions paid	1,262	5
Operating expenses	390	239
Legal and professional fees
Liquidation Trust operations	324	253
Litigation	150	151
Preference recoveries	-	4
(Voided)/reissued claims checks, net	(22)	-
Unimpaired and convenience claims paid	3	-

Total cash disbursements, net of voided claims checks	2,107	652

(Decrease)/increase in cash and cash equivalents	$(1,978)	$103

A.	Cash receipts

Changes in interest income and other receipts during the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 are discussed in “Changes in Net Assets in Liquidation,” above.

B.           Distributions paid

Distributions paid depend primarily on the amount of Allowed Impaired Claims, including Claims newly allowed, and on the Distributions authorized from time to time.  During the nine months ended June 30, 2009, no new interim Distribution was authorized.  During the nine months ended June 30, 2009, Distributions at the cumulative rate of 11.9411%, totaling $0.9 million, were authorized and paid to the holder of a $7.6 million Impaired Claim newly allowed during the period.  In addition, during the nine months ended June 30, 2009, Distributions totaling $0.4 million were paid to holders of previously allowed Impaired Claims who resolved prior impediments to payment.  No new interim Distribution was authorized, and a single newly allowed Impaired Claim was paid, during the three months and the nine months ended June 30, 2008.

B.           Operating expenses

Operating expenses during the nine months ended June 30, 2009 were significantly higher than those during the nine months ended June 30, 2008, primarily because of differences in the types and terms of insurance coverage purchased and the increase in Liquidation Trust activity in preparation for its termination.  During the nine months ended June 30, 2009, the Liquidation Trust paid for nine months of business and liability insurance coverage, as well as for extended reporting period liability coverage, representing a significant portion of operating expenses during the period.  During the nine months ended June 30, 2008, the Liquidation Trust paid for one year of business and liability coverage, representing a significant portion of operating expenses during the period.  In addition, during the nine months ended June 30, 2009, the Liquidation Trust incurred additional payroll and other costs, as compared to the nine months ended June 30, 2008, resulting from Liquidation Trust termination-related activities such as the Unclaimed Property Notices.

C.           Legal and professional fees

Legal and professional fees reflect the activity level in various areas of the Liquidation Trust’s responsibilities.

Legal and professional fees for Liquidation Trust operations include all legal, accounting, and other support services except for the expenses of prosecuting an action referred to as the “Committee Action,” and expenses related to preference collections.  During the nine months ended June 30, 2009, the Liquidation Trust incurred higher legal and professional fees than during the nine months ended June 30, 2009, primarily because of counsel’s involvement in efforts to facilitate the termination of the Liquidation Trust during fiscal 2009.  Counsel carried out diminished activity on the Liquidation Trust’s behalf during the nine months ended June 30, 2008, pending the final resolution of the Committee Action.

The litigation fees paid for the now concluded Committee Action during the nine months ended June 30, 2009 were comparable to those paid during the nine months ended June 30, 2008.  Fees paid during the nine months ended June 30, 2009 represented the Liquidation Trust’s final payment to an expert witness.  Fees paid during the nine months ended June 30, 2008 represented the Liquidation Trust’s final payment to litigation counsel.

D.           Voided claims checks

During the nine months ended June 30, 2009, $0.5 million of uncashed checks from the Sixth Interim Distribution paid during August 2008 were voided by the payment agent and the funds returned to the Liquidation Trust, and the Liquidation Trust reissued $0.5 million of previously voided Claims checks.  No similar activity occurred during the nine months ended June 30, 2008, primarily because no Distribution was paid during the preceding several months.

IV.           Net Assets in Liquidation

A.           Assets

1.	Cash and cash equivalents

The Liquidation Trust’s cash and cash equivalents balance of $6.1 million as of June 30, 2009 and $8.1 million as of September 30, 2008 is classified as either (a) cash designated as available for distribution to holders of Impaired Claims (“Available Cash”), (b) Reserved Cash or (c) Other Cash.

Available Cash is designated to assure the availability of funds for payment to holders of Allowed and Disputed Impaired Claims who have not received previously authorized Distributions.  The balance of Available Cash decreased by $1.8 million to a minimal amount as of June 30, 2009, primarily as a result of (1) reclassification of $0.4 million of Distributions payable to Other Cash as a result of the Unclaimed Property Notices, (2) payment of $0.4 million in Distributions to holders of previously allowed Impaired Claims who resolved prior impediments to payment, and (3) resolution of the final Disputed Impaired Claims, eliminating the requirement for the remaining $1.0 million Impaired Claims Reserve.  The required amount of Available Cash of $1.8 million as of September 30, 2008 was based primarily on the Impaired Claims Reserve of $1.0 million, at the cumulative Distribution rate of 11.9411%, for $8.3 million of Disputed Impaired Claims (at their estimated value for reserve purposes), as well as Distributions payable of $0.8 million.  The value of Disputed Claims, for the purpose of establishing adequate reserves, was estimated by the Liquidation Trust and approved by the Bankruptcy Court in an order establishing the amounts of Disputed Claims Reserves.

Reserved cash is held by the Liquidation Trust to assure payment of the Liquidation Trust’s obligations.  Under the terms of the Plan, reserved cash is intended to provide for (a) operating expenses of the Liquidation Trust, (b) estimated payments to holders of Allowed Unimpaired and Convenience Claims in accordance with the Plan, and (c) payments which may become necessary if certain specific contingencies should occur.  Reserved cash decreased to a balance of $4.7 million as of June 30, 2009, a change of $1.3 million from September 30, 2008, primarily as a result of activity in uncashed claims checks and in the Wind-down Reserve and the Litigation Reserve, all as discussed below.

Other cash is cash and cash equivalents not designated to a specific reserve or fund.  The increase in other cash to a balance of $1.4 million as of June 30, 2009, a change of $1.1 million from September 30, 2008, primarily relates to Distributions forfeited as a result of the Unclaimed Property Notices, as well as to the release of the $0.3 million Disputed Unimpaired Claims Reserve upon the waiver of all remaining Disputed Unimpaired Claims.

2.	Preference receivables

As of June 30, 2009 and September 30, 2008, preference receivables consisted mainly of one remaining significant action.  During June 2005, the Bankruptcy Court awarded the Liquidation Trust $1.0 million in this action.  During March 2006, the District Court upheld the Bankruptcy Court ruling in its entirety.  The defendant appealed the affirmation by the District Court to the Court of Appeals.  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  The Liquidation Trust’s current estimate of the fair value of preference receivables is primarily based on the content of the Court of Appeals ruling and on previous negotiations with the defendant in this action.

B.	Liabilities and Reserves

1.	Unimpaired and convenience claims payable

As of June 30, 2009 and September 30, 2008, substantially all of the balance of Unimpaired and convenience Claims payable consisted of an estimated $1.3 million of fees and expenses which Kmart Corporation (“Kmart”) incurred in connection with the Debtors’ bankruptcy filing, which were allowed as an Unimpaired Claim pursuant to the Plan.  This Claim has not yet been substantiated by Kmart as required by the Plan.  The Liquidation Trust has requested substantiation of this Claim, and is currently working with Kmart in an effort to resolve the matter.

2.	Uncashed claims checks

During the nine months ended June 30, 2009, uncashed Claims checks decreased to a minimal amount, compared to $0.4 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$426
Voided checks returned	477
Uncashed checks reclassified	(442)
Previously voided checks reissued	(455)
Balance as of June 30, 2009	$6

During December 2008, $0.5 million of uncashed checks from the Sixth Interim Distribution were voided by the payment agent and the funds returned to the Liquidation Trust.  Pursuant to the Unclaimed Property Notices, a total of $0.4 million of uncashed Claims checks were reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  A total of $0.5 million of previously voided checks were reissued based upon timely request of the holders.

3.	Distributions payable

During the nine months ended June 30, 2009, Distributions payable decreased to a minimal amount compared to $0.8 million as of September 30, 2008, primarily because, pursuant to the Unclaimed Property Notices, $0.4 million included in Distributions Payable as of September 30, 2008 has been reclassified from this liability account, increasing Net Assets in Liquidation and making the unclaimed funds available to the Liquidation Trust.  In addition, during the nine months ended June 30, 2009, Distributions totaling $0.4 million were paid to holders of previously allowed Impaired Claims who resolved prior impediments to payment.  Distributions payable as of June 30, 2009 represented an insignificant amount payable to one holder of an Allowed Impaired Claim.

4.             Estimated costs of liquidation

Estimated costs of liquidation decreased by $0.5 million, to a balance of $0.4 million as of June 30, 2009, compared to $0.9 million as of September 30, 2008, as follows:

($ in thousands)

Balance as of September 30, 2008	$909
Disbursements – litigation reserve	(150)
Disbursements – wind-down reserve	(714)
Increase in estimated costs of liquidation	375
Balance as of June 30, 2009	$420

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

The Liquidation Trust, including the Liquidation Trustee, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Liquidation Trustee concluded that the Liquidation Trust’s disclosure controls and procedures are effective as of June 30, 2009.

There has been no change in the Liquidation Trust’s internal control over financial reporting that occurred during the Liquidation Trust’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Liquidation Trust’s internal control over financial reporting.

The remaining responsibilities of the Liquidation Trust no longer require the full-time attention of the Liquidation Trustee or of Liquidation Trust employees.  The Liquidation Trustee and one other employee are performing necessary management oversight and administrative, legal and accounting processes on a part-time basis, with periodic assistance from two other part-time employees.  While the Liquidation Trustee believes that some of these individuals will continue to make themselves available as needed to perform their assigned responsibilities, including functions related to internal control over financial reporting, there can be no assurance that this availability will continue.  As a result, there may be future deficiencies in internal accounting controls related to a lack of segregation of duties.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation and Other Proceedings on behalf of the Liquidation Trust

As of June 30, 2009, one significant preference litigation action continued – of approximately 1,800 preference actions filed by the Debtors in 2001.  During March 2006, the United States District Court for the District of Delaware (the “District Court”) upheld the Bankruptcy Court’s award to the Liquidation Trust of $1.0 million in this case.  The defendant further appealed the affirmation by the District Court to the Third Circuit Court of Appeals (the “Court of Appeals”).  During June 2007, the Court of Appeals remanded the case to the District Court, with instructions to remand to the Bankruptcy Court for specific findings.  Pursuant to the Bankruptcy Court’s scheduling order, both parties filed briefings by February 2008.  The Bankruptcy Court may decide the case or schedule further proceedings, up to and including a trial, at its discretion.  The Liquidation Trust and its counsel intend to vigorously pursue collection of the original judgment.  Prosecution of all other significant preference litigation has been completed.

Litigation and Other Proceedings against the Liquidation Trust

Settling Claims filed with the Bankruptcy Court is the ordinary course of business for the Liquidation Trust.  As of June 30, 2009, no Claims remained unresolved.

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

HECHINGER LIQUIDATION TRUST

Date: August 14, 2009	By:	/s/ Conrad F. Hocking
Name: Conrad F. Hocking
Title: Liquidation Trustee

INDEX TO EXHIBITS
FORM 10-Q

Exhibit No.

31.1	Certification by Liquidation Trustee

32.1	Liquidation Trustee’s Certification Pursuant to 18 U.S.C. Section 1350